Form 10-K
period 1998-03-31
DENTMART GROUP INC
filed 1998-04-17
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998

                         Commission file number 33-28417
                                                --------

           DENTMART GROUP, INC. (Formerly known as Elgin Corporation)
           ----------------------------------------------------------
               (Exact name of Registrant as specified in charter)

            Colorado                                        95-4585824
    ----------------------------                        --------------------
    (State  or  other  jurisdic-                          (IRS  Employer
      tion  of  incorporation)                          Identification  No.)

    192 Searidge Court, Shell Beach, California              93449
    -------------------------------------------              -----
      (Address of principal executive offices)             (Zip Code)

Registrant's  telephone  number,  including  area  code  (805)  773-5350
                                                         ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                              NONE

Securities  registered  pursuant  to  section  12(g)  of  the  Act:

                              NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No__X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [    ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. See "Security Ownership of Certain Beneficial Owners and Management."

          $206,750 (Computed on the basis of $.36875 per share of Common Stock as of April 13, 1998.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     4,999,983  shares  as  of  April  13,  1998

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


                  THE INDEX TO EXHIBITS IS FOUND ON PAGE 22.

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS.

GENERAL

     The Company was incorporated under the laws of the State of Delaware on April 5, 1989 under the name Elgin Corporation. The Company was organized to create a publicly held corporation vehicle suitable for merging with a privately held corporation desirous of being publicly traded. The Company is in the early developmental and promotional stages. The Company is not engaged in any commercial operations, has no full-time employees and owns no real estate.

     The Company filed a registration statement with the United States Securities and Exchange Commission on Form S-18 that was declared effective on November 30, 1989. The Company filed a certification and notice of suspension of duty to file reports under Section 15(d) of the Securities Exchange Act of 1934 on Form 15 in February 1991. On February 8, 1991, the Company amended its charter to change its name to DentMart Group, Inc. and on February 15, 1991, to effect a change of domicile to Colorado, the Company merged with Dentmart Group, Inc. which was incorporated in Colorado. The Company was not successful in its proposed operations and became dormant.

     On March 6, 1997, Mark A. DiSalvo, the Company's sole officer and director acquired control of the Company from Patrick C. Brooks. Mr. Brooks had used 280,000 shares of the common stock of the Company as collateral on a loan that Mr. DiSalvo had made from his personal funds. When the loan was not repaid, the shares were transferred to Mr. DiSalvo. Upon receipt of the shares Mr. DiSalvo owned 62.2% of the Company's common stock.

     Mr. DiSalvo used his personal funds to revive the Company and on April 14, 1998 the Company filed a current report with the Securities and Exchange Commission reporting the Company's change in fiscal year from December 31 to March 31, the number of shareholders of the Company exceeding 300 and the Company's intention to resume filing of periodic reports under Section 15(d) of the Securities Exchange Act of 1934.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     It is anticipated that Mr. DiSalvo will contact broker-dealers and other persons with whom he is acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate might have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     Any entity that has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the
Section  2(11)  of  the  Securities  Act  of  1933,  as  amended.

     Depending upon the nature of the transaction, Mark DiSalvo, the current sole officer and director of the Company may resign his management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

     The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its sole officer or director is currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION  AND  SELECTION  OF  BUSINESS  OPPORTUNITIES

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems that may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.      The  extent  to  which  the  business  opportunity  can  be  advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ SmallCap, the current standards include the requirements that the issuer of the securities that are sought to be listed have, among other things, total assets of at least $4,000,000 or total market capitalization of $50,000,000 or Net Income of $750,000 (in latest fiscal year or 2 of last 3 fiscal years). Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM  OF  ACQUISITION

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

INVESTMENT  COMPANY  ACT  AND  OTHER  REGULATION

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     Any securities that the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

     An acquisition made by the Company may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

COMPETITION

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from public "blind pool" companies, many of which may have more funds available than does the Company.

EMPLOYEES

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's sole officer prior to, or in conjunction with, the completion of a business acquisition. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

RISK  FACTORS

     1.       Conflicts of Interest. Certain conflicts of interest exist between
              ---------------------
the Company and its sole officer and director. He has other business interests to which he devotes his attention, and he may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

     The Company's President may elect, in the future, to acquire or form one or more additional companies with a business plan similar or identical to that of the Company. Any such additional companies would be in direct competition with the Company for available business opportunities. (See "Conflicts of Interest.")

     It is anticipated that Company's President may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's President may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2.         Possible Need for Additional Financing.     The Company has very
                --------------------------------------
limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

     3.     Regulation of Penny Stocks.     The Company's securities are subject
            --------------------------
to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company constitute "penny stocks" within the meaning of the rules, the rules apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

     4.   Limited  Operating  History.  The Company was formed in April of 1989.
          -------------------------
The Company has limited operating history, revenues from operations, or assets other than cash from sales of stock. The Company faces all of the same risks as a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     5.   No Assurance of Success or  Profitability.  There is no assurance that
          -----------------------------------------
the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

     6.   Possible  Business - Not Identified and Highly Risky.  The Company has
          ----------------------------------------------------
not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

     7.   Type of Business Acquired.  The type of business to be acquired may be
          -------------------------
one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     8.   Impracticability  of Exhaustive  Investigation.  The Company's limited
          ----------------------------------------------
funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto.
Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     9.   Lack of  Diversification.  Because of the limited financial  resources
          ------------------------
that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     10.  Possible  Reliance upon Unaudited  Financial  Statements.  The Company
          --------------------------------------------------------
generally will require audited financial statements from companies that it proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

     Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action are likely to have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

     In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

     11.  Investment Company  Regulation.  The Company does not intend to become
          ------------------------------
classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). The Company believes that it will not become subject to regulation under the Investment Act because (i) the acquisition under taken by the Company will result in the Company's obtaining a majority interest in any such merger or acquisition candidate, and (ii) the Company intends to discontinue any investment in a prospective merger or acquisition candidate in which a majority interest cannot be obtained. Should the Company be required to register as an investment company, it shall incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission (the "Commission") as to the status of the Company under the Investment Act. Any violation of the Investment Act will subject the Company to materially adverse consequences. Should the Commission find that the Company is subject to the Investment Act, and order the Company to register under such Act, the Company would vigorously resist such finding and order. Irrespective of whether the Commission or the Company were to prevail in such a dispute, however, the Company would be damaged by the costs and delays involved. Because the Company will not register under the Investment Act, investors in the Company will not have the benefit of the various protective provisions imposed on investment companies by such Act, including requirements for independent directors.

     12.  Other  Regulation.  An  acquisition  made by the  Company  may be of a
          -----------------
business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

     13.  Dependence upon Management;  Limited Participation of Management.  The
          ----------------------------------------------------------------
Company currently has a single individual who is serving as its sole officer and director. The Company will be heavily dependent upon his skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the sole officer and director to devote his full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Furthermore, since one individual is serving as the sole officer and director of the Company, it will be entirely dependent upon his experience in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's sole officer and director.

     14.  Lack of  Continuity  in  Management.  The  Company  does  not  have an
          -----------------------------------
employment agreement with its sole officer and director, and as a result, there is no assurance that he will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officer and director of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

     15.  Indemnification  of Officers and Directors.  The Company's Articles of
          ------------------------------------------
Incorporation are being amended to provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. See Item 4 - "Submission of Matters to a Vote of Security Holders." The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

     16.  Director's  Liability Limited. The Company's Articles of Incorporation
          -----------------------------
are being amended to exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws. See Item 4 - "Submission of Matters to a Vote of Security Holders."

     17.  Dependence   upon  Outside   Advisors.   To  supplement  the  business
          -------------------------------------
experience of its sole officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

     18.  Leveraged Transactions. There is a possibility that any acquisition of
          ----------------------
a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     19.  Competition.   The  search   for   potentially   profitable   business
          -----------
opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

     20.  No  Foreseeable  Dividends.  The Company has not paid dividends on its
          --------------------------
Common Stock and does not anticipate paying such dividends in the foreseeable future.

     21.  Loss of Control by Present  Management and  Stockholders.  The Company
          --------------------------------------------------------
may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's President could sell his control block of stock at a premium price to the acquired company's stockholders.

     22.  Dilutive Effects of Authorizing and Issuing  Additional  Common Stock.
          ---------------------------------------------------------------------
The shareholders of the Company have the authority to increase the number of authorized shares of the Company. The Company's Articles of Incorporation are being amended to increase the number of authorized shares of common stock of the Company to 50,000,000. The president of the Company, Mark DiSalvo, owns enough shares of the stock of the Company to approve of such an increase without any additional shareholder support. In the event that the number of authorized shares of common stock of the Company is increased, a vast majority of the Company's authorized but unissued Common Stock could be unissued. The board of directors of the Company would have the authority to issue such unissued shares without the consent or vote of the stockholders of the Company. The issuance of these shares may further dilute the interests of shareholders and will reduce their proportionate ownership and voting power in the Company.

     23.  Limited  Public  Market.  There is a  limited  public  market  for the
          -----------------------
Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     24.  Rule 144 Sales. The vast majority of the outstanding  shares of Common
          --------------
Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. All of the total 4,999,983 shares of common stock held by present stockholders of the Company are either freely tradable or available for resale under Rule 144. The 4,339,306 shares held by the Company's president are subject to applicable volume restrictions under the Rule.

     25.  Blue Sky Considerations.  Because the securities  registered hereunder
          -----------------------
have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of the Company's securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

ITEM  2.          PROPERTIES.
-------           ----------

     The Company currently maintains a mailing address at 192 Searidge Court, Shell Beach, California 93449, which is the address of its president. The Company's telephone number is (805) 773-5350. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address. See "Item 13 - Certain Relationships and Related Transactions."

ITEM  3.          LEGAL  PROCEEDINGS.
-------           ------------------

     Management is not aware of any material litigation pending against the Company or its properties.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------           -----------------------------------------------------------

     The annual meeting of shareholders of record on March 23, 1998, of the Company will be held on April 23, 1998, in Shell Beach, California to elect the directors of the Company and to amend the Articles of Incorporation of the Company. Mark DiSalvo is the sole person nominated as a director. The amendment of the Articles of Incorporation will provide, for indemnification of the Company's officers, directors, employees, and agents, limited liability for directors and an increase in the number of authorized shares of common stock to 50,000,000. All items should be approved since the Company's president owns enough shares of the common stock of the Company to approve all items.

                                     PART II


ITEM  5.          MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------           --------------------------------------------------------------
MATTERS.
-------

     The Company's Common Stock resumed public trading on January 15, 1998. There has been no other trading during the two most recent fiscal years nor any subsequent interim period for which financial statements are, or should be, included. On April 13, 1998, the average closing bid price for the common stock of the Company was $.1125. The high and low closing bid prices since trading resumed were as follows:

     Quarter  Ended                          Low Bid                    High Bid
     --------------                          -------                    --------
     March  31,  1998                            $.10                      $.125

     Some of the above prices reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. As of April 13, 1998, there were approximately 473 shareholders of record of the Company's Common Stock.

     The Company has not paid any dividends to its shareholders and has no present intention of changing this policy.

ITEM  6.          SELECTED  FINANCIAL  DATA.
-------           -------------------------

     The following selected financial data, insofar as it relates to each of the fiscal years ended March, 31, 1996 through 1998, has been derived from annual financial statements including the Statements of Financial Condition at March 31, 1998 and 1997 and the related statements of operations and shareholder's equity and cash flows for the three fiscal years ended March 31, 1998 and notes thereto appearing elsewhere herein. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.


                                SELECTED         FINANCIAL          DATA

                              Twelve Month     Twelve Month     Twelve Month
                              Period ended     Period ended     Period ended
                              Mar. 31, 1998    Mar. 31, 1997   Mar. 31, 1996
Results of Operations:
Operating Revenues           $            0   $            0   $            0
Income (loss)                $            0   $            0   $            0
Income (loss) per share      $            0   $            0   $            0

Balance Sheet Data:          Mar. 31, 1998    Mar. 31, 1997

Total Assets                 $            0   $            0
Total Liabilities            $            0   $            0
Total SH's Equity (Deficit)        ($30,000)        ($30,000)

ITEM  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------          ---------------------------------------------------------------
RESULTS  OF  OPERATIONS.
-----------------------


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of subscriptions for its common stock in the net amount of $30,000. Consequently, the Company's Statement of Financial Position for the fiscal years ended March 31, 1998, 1997 and 1996 reflects a total asset value of $0.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS  OF  OPERATIONS

     During the period from April 5, 1989 (inception) through March 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The Company received no revenues during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with resumption of reporting under the Securities Exchange Act of 1934 and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, if any, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED  FOR  ADDITIONAL  FINANCING

     The Company believes that some additional capital will be required to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. There is no assurance the Company will be able to acquire the additional capital or that the funds, if acquired, will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

INFLATION
---------

     The Company has limited experience with respect to the effect of inflation on its business. However, based on management's understanding of industry experience, it believes that inflation will not have a significant impact on the results of the Company's operations in the future.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------           -----------------------------------------------

     The financial statements required by this item are set forth as indicated in Item 14(a)(1).

ITEM  9.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------           ------------------------------------------------------
ACCOUNTING  AND  FINANCIAL  DISCLOSURE.
--------------------------------------

          NONE.

                                    PART III

MANAGEMENT
----------

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------           --------------------------------------------------------

     The present directors and executive officers of the Company are listed below, together with brief accounts of their experience and certain other information.


                                               Year First
  Name           Age          Office            Elected
---------------  ---  -----------------------  ----------
Mark A. DiSalvo   47  Chairman of the Board          1997
                      Chief Executive Officer        1997
                      Treasurer                      1997
                      Secretary                      1997

     All officers serve at the pleasure of the Board. Directors serve until the next annual meeting of shareholders and until their respective successors are elected and qualified.

          The sole director and officer of the Company will devote his time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which he will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS
-------------------------------------------------------------

     Mark  A.  DiSalvo  has  been President, Chairman of the Board of Directors,
     -----------------
Chief Executive Officer, Treasurer and Secretary of the Company since March, 1997. Mr. DiSalvo, who is the Company's President, has served as the sole officer and director of the Company since then. Mr. DiSalvo is currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions. Mr. DiSalvo has also been engaged in the securities business in various capacities from 1984 to the present.

INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS

     As permitted by Colorado law, the Company's Articles of Incorporation will be amended to provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. See Item 4 - "Submission of Matters to a Vote of Security Holders." Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION  OF  LIABILITY

     Pursuant to the Colorado Business Corporation Act, the Company's Articles of Incorporation will be amended to exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-106-401 of the Colorado Business Corporation Act, or any transaction from which a director receives an improper personal benefit. See Item 4 - "Submission of Matters to a Vote of Security Holders." This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

CONFLICTS  OF  INTEREST

     The sole officer and director of the Company will not devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of his other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     The Company's President may elect, in the future, to acquire or form one or more additional companies with a business plan similar or identical to that of the Company. Any such additional companies would also be in direct competition with the Company for available business opportunities.

     There is no procedure in place that would allow Mr. DiSalvo to resolve potential conflicts in an arms-length fashion. Accordingly, he will be required to use his discretion to resolve them in a manner which he considers appropriate.

     The Company's sole officer and director may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officer and director which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a potential conflict of interest for him in satisfying his fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to him, he would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than his own personal pecuniary benefit.

ITEM  11.          EXECUTIVE  COMPENSATION.
--------           -----------------------

     For the fiscal year ended March 31, 1998, all executive officers of the Company as a group (1 person), had aggregate cash compensation of approximately $0.

EMPLOYMENT  AGREEMENTS
----------------------

     The Company does not have employment agreements with any of its officers or directors. Competitive compensation and incentive programs will be instituted when operations achieve a profitable performance acceptable to the Company's Board of Directors. Directors who are not employees of the Company are compensated at the rate of $250 for each Board meeting attended.

ITEM  12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------         --------------------------------------------------------------

     The following table sets forth, as of April 13, 1998, certain information concerning the ownership of shares of the Company's Common Stock by persons owning more than 5% of the outstanding shares of the Common Stock and the Directors of the Company and by Directors and Officers as a group.


Name and Address                                  Percentage of
of Beneficial Owner             Shares Owned   Outstanding Shares
------------------------------  -------------  -------------------
Mark A. DiSalvo                 4,439,306 (1)                88.8%
192 Searidge Court
Shell Beach, California 93449

All directors and
officers as a group (1 person)  4,439,306 (1)                88.8%

     (1) Does not include 360 shares owned by Leah R. DiSalvo, Mr. DiSalvo's wife, as to which shares Mark A. DiSalvo disclaims any beneficial interest.

     (2) Does not include 227,877 shares owned by David DiSalvo, Mr. DiSalvo's brother, as to which shares Mark A. DiSalvo disclaims any beneficial interest.

     Mark A. DiSalvo may be deemed a "parent" or "promoter" of the Company under the Securities Act of 1933. See Item 1 "Description of Business - General," Item 10 "Directors and Executive Officers of the Registrant" and "Item 13 - Certain Relationships and Related Transactions."

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------           --------------------------------------------------

     On March 6, 1997, Mark A. DiSalvo, the Company's sole officer and director acquired control of the Company from Patrick C. Brooks. Mr. Brooks had used 280,000 shares of the common stock of the Company as collateral on a loan that Mr. DiSalvo had made from his personal funds. When the loan was not repaid, the shares were transferred to Mr. DiSalvo.

     On November 19, 1997, Mr. DiSalvo returned 315,483 shares of the common stock of the Company to the Company in order to facilitate a forward split of 19 for 1 which was effected on November 26, 1998. Although there is no current plan in existence, it is possible that the Company will adopt a plan to compensate Mr. DiSalvo with additional shares of common stock of the Company after the Articles of Incorporation have been amended to increase the number of authorized shares of common stock to 50,000,000.

     No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officer and director for services related to seeking business opportunities and completing a merger or acquisition transaction.

     The Company maintains a mailing address at the home of its president, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after completion of a business combination.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's president to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's president, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's president to an acquisition candidate would be at a price substantially higher than that originally paid by him. Any payment to the Company's president in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

                                     PART IV


ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------       ----------------------------------------------------------------


     (A)  DOCUMENTS FILED WITH REPORT:
          ---------------------------

          1.   Financial Statements and Financial Statement Schedules.

          The Financial Statements and Financial Statement Schedules listed in the accompanying Index to Financial Statements are filed as part of this report.

          2.   Exhibits.

               The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

     (B)  REPORTS ON FORM 8-K:
         --------------------

          On April 14, 1998, the Company filed a report on Form 8-K dated February 8, 1991 wherein the Company reported that on March 31, 1998, the number of shareholders of the Company increased above 300 and the Company had determined to resume filing reports pursuant to Section 15(d) of the Securities Exchange Act of 1934. The Company also reported that on February 8, 1991, the Company amended its charter to change its name to DentMart Group, Inc. On February 15, 1991, to effectuate a change of domicile to Colorado, the company merged with DentMart Group, Inc., a Colorado corporation. Finally, the Company reported that on March 31, 1998, the Company changed its fiscal year to March 31 and the Company would file Form 10-K for the fiscal year ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DEMTMART  GROUP,  INC.



Date:  April    15,  1998     By: /S/ Mark A. DiSalvo
                                 ---------------------------------
                                 Mark A. DiSalvo, President, Principal Executive Officer and Chairman of the Board



Date:  April  15,  1998       By: /S/ Mark A. DiSalvo
                                 ---------------------------------
                                 Mark A. DiSalvo, Principal Financial
                                 and Accounting Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April  15,  1998       By: /S/ Mark A. DiSalvo
                                 ---------------------------------
                                 Mark A. DiSalvo, President, Principal Executive Officer and Chairman of the Board



Date:  April  15,  1998       By: /S/ Mark A. DiSalvo
                                 ---------------------------------
                                 Mark A. DiSalvo, Principal Financial
                                 and Accounting Officer and Director


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section  12  of  the  Act.

No  annual  report  or  proxy  material  has  been  sent  to  security  holders.

                              DENTMART GROUP, INC.
                              --------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   __   AND FINANCIAL STATEMENT SCHEDULES_____
                   -------------------------------------------

Financial Statements                                                     Page
-----------------------------------------------------------------------  ----
Independent Auditors' Report                                             F-1

Statements of Financial Condition - as of March 31, 1998, 1997 and 1996  F-2

Statements of Operations for the Years
  Ended March 31, 1998, 1997 and 1996                                    F-3

Statements of Shareholders' Equity from
  Inception (April 5, 1989) to March 31, 1998                            F-4

Statements of Cash Flows for the Years Ended
  March 31, 1998, 1997 and 1996                                          F-5

Notes to Financial Statements                                            F-6

                              DENTMART GROUP, INC.
                                    FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                 MARCH 31, 1998

INDEX  TO  EXHIBITS
-------------------

(3)   Article  of  Incorporation  and  Bylaws

3.1   Articles  of  Merger  of  DentMart  Group,  Inc.

3.2   Plan  and  Agreement  of  Merger

3.3   Articles  of  Incorporation  of  DentMart  Group,  Inc.

3.4   Amendment  of Articles of Incorporation filed May 21, 1991

3.5   Amendment  of Articles of Incorporation filed May 23, 1991

3.6   Bylaws  of  DentMart  Group,  Inc.

3.7   Specimen  Stock  Certificate

27.1  Financial Data Schedule

      See  response  to  Item  14(a)(i),  Financial  Statements

                               GERALD R. PERLSTEIN
                           CERTIFIED PUBLIC ACCOUNTANT
                      1260 S. BEVERLY GLEN BLVD., SUITE 106
                              LOS ANGELES, CA 90024
                                      _____

                            TELEPHONE (310) 275-4650
                               FAX (310) 275-4611


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
DENTMART  GROUP,  INC.
Pismo  Beach,  California



I have audited the accompanying statements of financial position of DENTMART GROUP, INC. (a development stage company) as of March 31, 1996, 1997 and 1998 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of DENTMART GROUP, INC. (a development stage company) as of March 31, 1996, 1997 and 1998 and the results of its operations, shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.







/S/ Gerald R. Perlstein
Gerald  R.  Perlstein
Los  Angeles,  California

April  8,  1998

                              DENTMART GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF FINANCIAL POSITION


                                     ASSETS
                                     ------

                                          YEARS ENDED MARCH 31
                                      ----------------------------
                                        1998      1997      1996
                                      --------  --------  --------
CURRENT ASSETS
------------------------------------
 None                                       0         0         0
                                      --------  --------  --------
   TOTAL ASSETS                             0         0         0
                                      --------  --------  --------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
-------------------
 None

SHAREHOLDERS' EQUITY
--------------------

 Common Stock:  Par value $.01;
   5,000,000 shares authorized;
   4,999,983 shares in 1998,
   578,640 shares in 1997 and
   600,000 shares in 1996,
   were issued and outstanding         30,000    30,000    30,000
 Accumulated deficit during
   development stage                  (30,000)  (30,000)  (30,000)
                                      --------  --------  --------

   Total Shareholders' Equity               0         0         0
                                      --------  --------  --------

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     0         0         0
                                      --------  --------  --------

   The Accompanying Notes are an integral part of these Financial Statements.

                              DENTMART GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                  YEARS ENDED MARCH 31
                  --------------------
                                      PERIOD FROM APRIL
                                      5, 1989 (INCEPTION)
                                      THROUGH MARCH 31,
                    1998  1997  1996  1998
                    ----  ----  ----  --------------------
Revenues            None  None  None           None

Cost and expenses   None  None  None         $30,000
                    ----  ----  ----  --------------------

NET INCOME (LOSS)   NONE  NONE  NONE         $30,000
                    ----  ----  ----  --------------------

   The Accompanying Notes are an integral part of these Financial Statements.

                              DENTMART GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF SHAREHOLDERS' EQUITY
                FROM INCEPTION (APRIL 5, 1989) TO MARCH 31, 1998


                                                                                  RET. DEFICIT
                                                               CAPITAL CONTR.        ACCUM.
                                        COMMON       STOCK    IN EXCESS OF PAR       DURING
                                        NUMBER      AMOUNT     VALUE OF STOCK    DEVELOP. STAGE      TOTAL
                                     ------------  ---------  -----------------  ---------------  -----------
Issuance of Common Stock             $ 5,000,000   $  5,000                 --               --   $    5,000
Net (Loss) for the year 1989                                                             (6,791)      (6,791)
                                     ------------  ---------  -----------------  ---------------  -----------
Balance at December 31, 1989           5,000,000      5,000                 --           (6,791)      (1,791)

Issuance of Common Stock                 250,000        250             24,750               --       25,000
Net (Loss) for the year 1990                                                             (7,771)   (   7,771)
                                     ------------  ---------  -----------------  ---------------  -----------
Balance at December 31, 1990           5,250,000      5,250             24,750          (14,562)      15,438

Net (Loss) for the year 1991                                                            (10,438)     (10,438)
Stock split: 5 for 1                  21,000,000
                                     ------------
 Subtotal                             26,250,000
Shares issues per merger with
 Home Indemnity, Inc.                 20,000,000     39,750            339,250               --      379,000
                                      (1,250,000)        --                 --               --           --
                                     ------------  ---------  -----------------  ---------------  -----------
 Shares surr.                         45,000,000     45,000            364,000          (25,000)     384,000
                                     ------------

Reverse split:  1 for 10               4,500,000
                                     ------------
Reverse split:  1 for 5                  900,000
Cancellation of shares                  (300,000)   (15,000)          (364,000)                     (379,000)
                                     ------------  ---------  -----------------  ---------------  -----------
Balance at December 31, 1991             600,000     30,000                  0          (25,000)       5,000

Net Income for year 1992                                                                      0            0
                                     ------------  ---------  -----------------  ---------------  -----------
Balance at December 31, 1992             600,000     30,000                  0          (25,000)       5,000

Net (loss) for year 1993                                                                 (5,000)      (5,000)
                                     ------------  ---------  -----------------  ---------------  -----------
Balance December 31, 1993                600,000     30,000                  0          (30,000)           0

No activity for years ended
December 31, 1994, and 1995 and for
the period ending March 31, 1996
                                     ------------  ---------  -----------------  ---------------  -----------
Balance March 31, 1996                   600,000     30,000                  0          (30,000)           0

Cancellation of shares                   (21,360)        --                                               --
                                     ------------  ---------  -----------------  ---------------  -----------
Balance March 31, 1997                   578,640     30,000                  0          (30,000)           0

Surrender of shares                     (315,483)        --
Stock split: 19 for 1                  4,736,826         --                                               --
                                     ------------  ---------  -----------------  ---------------  -----------
 Balance March 31, 1998                4,999,983     30,000                  0          (30,000)           0
                                     ------------  ---------  -----------------  ---------------  -----------

                  The Accompanying Notes are an integral part of these Financial Statements.

                              DENTMART GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOW


                                          YEARS ENDED MARCH 31
                                 --------------------------------------
                                                    PERIOD FROM APRIL
                                                   5, 1989 (INCEPTION)
                                                      THROUGH MARCH
                                 1998  1997  1996        31, 1998
                                 ----  ----  ----  --------------------
Cash Flows from Operations:
 Net loss                        None  None  None  $            30,000
                                 ----  ----  ----  --------------------
 Net cash uses by operations     None  None  None              (30,000)

Cash Flows from Investment
  Activities                     None  None  None         None

Cash Flows from Financing
  Activities                     None  None  None               30,000
                                 ----  ----  ----  --------------------

Net Increase (Decrease) in Cash  None  None  None                    0

Cash Balance, Ending             NONE  NONE  NONE                    0
                                 ----  ----  ----  --------------------

   The Accompanying Notes are an integral part of these Financial Statements.

                              DENTMART GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996


1.   ORGANIZATION AND BUSINESS:
     ---------------------------

     Dentmart Group, Inc. (the "Company") is the successor to Elgin Corporation. Elgin Corporation was incorporated under the laws of the State of Delaware on April 5, 1989. On February 6, 1991, Elgin Corporation merged with Home Indemnity, Incorporated, a Nevada corporation, the assets of which consisted of a portfolio of securities and a wholly-owned subsidiary, Dentmart Incorporated. On February 8, 1991, Elgin Corporation amended its Articles of Incorporation to change its name to Dentmart Group, Inc.

     On February 15, 1991, Dentmart Group, Inc. (the successor Delaware corporation to Elgin Corporation) merged with Dentmart Group, Inc. (a Colorado corporation). The Colorado corporation is the successor entity.

     Presently, the Company is not engaged in any business activity, and has been dormant since 1992.

     Effective March 31, 1998, the Company changed its year end for both accounting and tax purposes from a calendar year ending December 31st to a fiscal year ending March 31st.

     The statements herein are presented to retroactively reflect the change in year end.


2.   COMMITMENTS AND CONTINGENCIES:

     -------------------------------

     The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently shares office space with a shareholder for which it pays no rent.


3.   INCOME TAXES:

     -------------

     The Company owes no federal income taxes. Operating loss carry-forwards have been disallowed due to the change in majority ownership of the Company during 1994 and 1995.


4.   SHAREHOLDERS' EQUITY:

     ---------------------

     On April 7, 1989, Elgin Corporation issued 3,500,000 shares of common stock to its officers and directors for a consideration of $3,500. On June 21, 1989, 1,500,000 shares of common stock were issued for a consideration of $1,500.

                              DENTMART GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          MARCH 31, 1998, 1997 AND 1996

On December 8, 1990, 250,000 shares were issued pursuant to a Public Offering at a purchase price of $.10 per share for a total amount of $25,000.

On February 6, 1991, Elgin corporation amended its Articles of Incorporation to authorize a stock split of five shares for one of Common Stock. This increased the number of issued and outstanding shares of common stock in Elgin Corporation to 26,250,000.

On February 6, 1991, Elgin Corporation entered into a merger agreement with Home Indemnity, Incorporated (a Nevada corporation). The agreement provided for the conversion of one share of Home Indemnity, Incorporated stock into four shares of Elgin Corporation. A total of 20,000,000 shares were issued due to the merger.

On February 7, 1991, the then two majority shareholders each surrendered 625,000 shares of common stock.

On February 8, 1991, Elgin Corporation changed its name to Dentmart Group, Inc. On February 15, 1991 a merger took place between Dentmart Group, Inc. (Delaware) and Dentmart Group, Inc. (Colorado). The shareholders were given one share of Dentmart Group, Inc. (Colorado) for every ten shares of Dentmart Group, Inc. (Delaware), resulting in the net issued and outstanding shares of Dentmart Group, Inc. (Colorado) amounting to 4,500,000.

On April 2, 1991, the Company issued new common stock to reflect a reverse stock split of 1 for 5 shares resulting in a total of 900,000 issued and outstanding shares.

In September 1991, the Company traded its marketable securities obtained in the Home Indemnity, Incorporated merger in exchange for the purchase of 300,000 shares of the Company's own common stock which were subsequently cancelled by the Company. To complete this transaction an additional 21,360 shares were cancelled during March 1997.

During the period February 14, 1994 to February 25, 1995, the shares previously owed by the majority shareholders, and therefore, control of the Company, were acquired by a new group of investors.

Effective November 19, 1997, the current majority shareholder reduced his holdings in the company by surrendering 315,483 shares of the Company's common stock.

Effective November 26, 1997, there was a forward stock split of 19 for 1 common shares, resulting in a total of 4,999,983 shares being issued and outstanding.