Form 10-Q
period 1998-06-30
SITEK INC
filed 1998-11-23
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -----------------------------------------

                  or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission File Number: 33-28417

           SITEK, Incorporated (formerly known as Dentmart Group, Inc.
                             and Elgin Corporation)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              95-4585824
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1817 West 4th Street, Tempe, Arizona                                       85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (602) 921-8555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    Dentmart Group, Inc., 192 Searidge Court, Shell Beach, California 93449
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      12,230,813 shares of common stock outstanding as of October 31, 1998

                                TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

             Statements of Financial Position
             June 30, 1998 and March 31, 1998.................................1

             Statements of Operations
             Three Months ended June 30, 1998 and 1997
             and Period from April 5, 1989 (Inception)
             through June 30, 1998............................................2

             Statements of Cash Flows
             Three Months ended June 30, 1998 and 1997
             and Period from April 5, 1989 (Inception)
             through June 30, 1998............................................3

             Notes to Financial Statements....................................4

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................6

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K..............................8

                               SITEK, INCORPORATED
                        STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


ASSETS
                                           June 30, 1998      March 31, 1998
                                           --------------     --------------
CURRENT ASSETS

None                                         $      0            $      0

    TOTAL ASSETS                             $      0            $      0
                                             --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

None                                         $      0            $      0

STOCKHOLDERS' EQUITY

Common stock: Par value $.01;
    5,000,000 shares authorized;
    4,999,983 shares at March 31,
    1998 and 3,030,813 shares at
    June 30, 1998, were issued and
    outstanding                              $ 30,000            $ 30,000

Accumulated deficit during
    development stage                         (30,000)            (30,000)
                                             --------            --------
    Total stockholders' equity               $      0            $      0
                                             --------            --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                   $      0            $      0
                                             ========            ========


SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  PERIOD FROM
                                            THREE MONTHS         APRIL 5, 1989
                                           ENDED JUNE 30,         (INCEPTION)
                                         -----------------      THROUGH JUNE 30,
                                         1998         1997           1998
                                         ----         ----      ----------------

Revenues                                  $ 0         $ 0           $     0

Cost and expenses                         $ 0         $ 0           $30,000
                                          ---         ---           -------

NET INCOME (LOSS)                         $ 0         $ 0           $30,000
                                          ===         ===           =======


SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  PERIOD FROM
                                            THREE MONTHS         APRIL 5, 1989
                                           ENDED JUNE 30,         (INCEPTION)
                                         -----------------      THROUGH JUNE 30,
                                         1998         1997           1998
                                         ----         ----      ----------------
Cash Flows from Operations:

  Net loss                               $ 0          $ 0           $ 30,000
                                         ---          ---           --------
  Net cash uses by operations            $ 0          $ 0           $(30,000)

Cash Flows from Investment Activities      0            0                  0

Cash Flows from Financing Activities     $ 0          $ 0           $ 30,000
                                         ---          ---           --------

Net Increase (Decrease) in Cash            0            0                  0

Cash Balance, Beginning                    0            0                  0
                                         ---          ---           --------

CASH BALANCE, ENDING                     $ 0          $ 0           $      0
                                         ===          ===           ========


SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

         The  financial   statements  have  been  prepared  in  accordance  with
generally accepted accounting principles and include the accounts of SITEK, Incorporated (the "Company").

         The statements of financial position as of June 30, 1998 and the statements of operations and cash flows for the three-month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the three-month periods ended June 30, 1998 and 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The statement of financial position for the fiscal year ended March 31, 1998 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K.

         The shares of common stock issued and outstanding on June 30, 1998 reflect a 1.65 for 1 reverse split effected on July 14, 1998 by the Company.

2. ORGANIZATION AND BUSINESS

         The Company is the successor to Elgin Corporation. Elgin Corporation was incorporated under the laws of the State of Delaware on April 5, 1989. On February 6, 1991, Elgin Corporation merged with Home Indemnity, Incorporated, a Nevada corporation, the assets of which consisted of a portfolio of securities and a wholly-owned subsidiary, Dentmart Incorporated. On February 8, 1991, Elgin Corporation amended its Articles of Incorporation to change its name to Dentmart Group, Inc.

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

         As of June 30, 1998, the Company was not engaged in any business activity, and had been dormant since 1992.

         The Company completed an acquisition of CMP Solutions, Inc., an Arizona corporation on July 31, 1998 pursuant to a Stock Purchase and Exchange Agreement dated as of July 14, 1998. The terms of the acquisition are more fully described in the Company's Report on Form 8- K filed on August 17, 1998, which is incorporated herein by reference. The effect of this acquisition on the Company's financial position will be reported on its quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3. COMMITMENTS AND CONTINGENCIES

         The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently shares office space with a shareholder for which it pays no rent.

4. INCOME TAXES

         The Company owes no federal income taxes. Operating loss carry-forwards have been disallowed due to the change in majority ownership of the Company during 1994 and 1995.

5. NEW ACCOUNTING PRONOUNCEMENTS

         The Company has adopted the Statement of Accounting Standard No. 130. There is no difference between comprehensive income and net income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included n the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company was in the development stage and, from inception to June 30, 1998, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of subscriptions for its common stock in the net amount of $30,000. Consequently, the Company's Statement of Financial Position for the three months ended June 30, 1998 reflects a total asset value of $0, which is unchanged from the three months ended June 30, 1997.

         The Company completed an acquisition of CMP Solutions, Inc., an Arizona corporation ("CMP") on July 31, 1998 pursuant to a Stock Purchase and Exchange Agreement dated as of July 14, 1998. The terms of the acquisition are more fully described in the Company's Report on Form 8-K filed on August 17, 1998, which is incorporated herein by reference. The effect of this acquisition on the Company's financial position will be reported on its quarterly report on Form 10-Q for the quarter ended September 30, 1998.

         The Company anticipates that CMP Solutions will commence the selling of its products and services in the quarter ending December 31, 1998.

RESULTS OF OPERATIONS

         During the period from April 5, 1989 (inception) through June 30, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. The Company received no revenues during this period. Consequently, the Company had no revenues for the three months ended June 30, 1998, which is unchanged from the three months ended June 30, 1997.

         For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with resumption of reporting under the Securities Exchange Act of 1934, expenses associated with locating and evaluating acquisition candidates and expenses associated with the acquisition of CMP.

NEED FOR ADDITIONAL FINANCING

         The Company believes that some additional capital will be required to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and the integration of the acquisition of CMP with the operations of the Company. There is no assurance the Company will be able to acquire the additional capital or that the funds, if acquired, will ultimately prove to be adequate to allow it to successfully integrate the acquisition of CMP with the operations of the Company.

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

INFLATION

         The Company has limited experience with respect to the effect of inflation on its business. However, based on management's understanding of industry, results of the Company's operations in the future will likely not be affected by inflation in a material way.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, the computer system and software used by the Company will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         The company has scheduled hardware and software package upgrades to make the Company's computer systems Year 2000 compliant, and the compliance effort will be borne primarily by internal resources. However, there can be no assurance that such upgrades will be sufficient to make the Company's computer systems Year 2000 compliant in a timely manner or that the allocated resources will be sufficient. A failure to become year 2000 compliant could disrupt the Company's operating results and financial condition.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this document that are not historical facts, including, without limitation, statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. There can be no assurances that the forward-looking information will be accurate. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: the future supply of silicon; the future demand for semiconductor products; world economic conditions; potential costs and delays in integrating acquisitions; timing of market introductions; and higher-than-expected costs of product development.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index following the signature page which is incorporated herein by reference.

         (b)      Reports on Form 8-K

         On August 17, 1998, the Company filed a Current Report on Form 8-K dated July 31, 1998 to report in Item 1, a change in control of the Company effected by the acquisition by the Company of CMP Solutions, Inc. pursuant to a Stock Purchase and Exchange Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SITEK, INCORPORATED
                                        (Registrant)


Date: November ___, 1998                By:
                                           -------------------------------------
                                           [Name]
                                           [Title]
                                           (Authorized Officer)



Date: November ___, 1998                By:
                                           -------------------------------------
                                           [Name]
                                           [Title]
                                           (Principal Financial Officer)

                               SITEK, INCORPORATED
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


 Exhibit No.                                         Incorporated by
Filed Herewith      Description                      Reference to:
--------------      -----------                      -------------
3.1                 Articles of Incorporation of     Form 8-K filed with the SEC
                    Registrant                       on August 17, 1998

3.2                 Bylaws of Registrant             Form 10-K filed with the
                                                     SEC on April 17, 1998

27                  Financial Data Schedule          Filed Herewith