Form 10-Q
period 1998-09-30
SITEK INC
filed 1998-11-23
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -----------------------------------------

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

      12,230,813 shares of common stock outstanding as of October 31, 1998

                                TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

             Statements of Financial Position
             September 30, 1998 and March 31, 1998............................1

             Statements of Operations
             Six Months ended September 30, 1998 and 1997
             and Period from April 5, 1989 (Inception)
             through June 30, 1998............................................2

             Statements of Cash Flows
             Six Months ended September 30, 1998 and 1997
             and Period from April 5, 1989 (Inception)
             through September 30, 1998.......................................3

             Notes to Financial Statements....................................4

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................7

Part II. Other Information

         Item 5.  Exhibits and Reports on Form 8-K............................9

                               SITEK, INCORPORATED
                        STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                             September 30, 1998   March 31, 1998
                                             ------------------   --------------
                                     ASSETS
CURRENT ASSETS
  Checking/Savings
    M & I T-Bird Checking                       $  48,214.75        $      0
    Money Market                                      166.97               0
      Total Checking/Savings                       48,381.72               0
  Accounts Receivable
    Accounts Receivable                            97,000.00               0
      Total Accounts Receivable                    97,000.00               0
  Other Current Assets
    Inventory                                      13,000.00               0
      Total Other Current Assets                   13,000.00               0

TOTAL CURRENT ASSETS                            $ 158,381.72        $      0
                                                ------------        --------
FIXED ASSETS
  Machine & Equipment                             335,468.32               0
  Leasehold Improvement                            57,939.14               0

TOTAL FIXED ASSETS                              $ 393,407.46        $      0
OTHER ASSETS
  Deposits                                          3,500.00               0
  Organization Cost                                63,395.98               0
  Prepaid Expenses                                  3,598.30               0
                                                ------------        --------
TOTAL OTHER ASSETS                                 70,494.28               0
                                                ------------        --------
TOTAL ASSETS                                    $ 622,283.46        $      0
                                                ============        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
  Accounts Payable
    Accounts Payable                            $ 137,541.76        $      0

      Total Accounts Payable                      137,541.76               0
Other Current Liabilities
  Due to GST                                          853.33               0
  Employee Tax Liabilities                           (678.42)              0
  Loan from GST                                   152,627.76               0
                                                ------------        --------
    Total Other Current Liabilities               152,802.67               0

TOTAL CURRENT LIABILITIES                       $ 290,344.43        $      0
                                                ------------        --------
LONG TERM LIABILITIES
  Loan Payable                                  $ 523,190.70        $      0
    Total Long Term Liabilities                   523,190.70               0

TOTAL LIABILITIES                               $ 813,535.13        $      0
                                                ------------        --------
STOCKHOLDERS' EQUITY
  Common stock: Par value $.005; 4,999,983
   shares authorized; 4,999,983 shares at
   March 31, 1998 and 12,230,813 shares at
   September 30, 1998, were issued and
   outstanding                                  $   1,000.03        $ 30,000
  Accumulated deficit during
    development stage                            (192,251.70)        (30,000)
                                                ------------        --------
TOTAL STOCKHOLDERS' EQUITY                      $(191,251.67)       $      0
                                                ------------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 622,283.46        $      0
                                                ============        ========
SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  PERIOD FROM
                                       SIX MONTHS ENDED          APRIL 5, 1989
                                         SEPTEMBER 30             (INCEPTION)
                                    --------------------            THROUGH
                                       1998         1997         JUNE 30, 1998
                                       ----         ----         -------------
ORDINARY INCOME/EXPENSE
INCOME
  Engineering Program Revenue       $        0       $ 0              $ 0
  Resale Income                      75,000.00         0                0
                                    ----------       ---              ---
     TOTAL INCOME                    75,000.00         0                0

  Cost of Goods Sold                 52,498.02         0                0
                                    ----------       ---              ---
     TOTAL COST OF GOODS SOLD        52,498.02         0                0

GROSS PROFIT                        $22,501.98       $ 0              $ 0
                                    ----------       ---              ---
EXPENSE
  Automobile Expense                    396.05         0                0
  Bank Service Charge                    36.00         0                0
  Consulting Expense                  3,250.00         0                0
  Equipment Rental                      361.54         0                0
  Filing Fees                         2,323.72         0                0
  Other Insurances                   22,188.30         0                0
  Health Insurance                      113.35         0                0
  Office Supplies                       536.71         0                0
  Payroll Processing Fee                138.45         0                0
  Postage and Delivery                6,455.70         0                0
  Printing and Reproduction           1,922.99         0                0
  Professional Fees                  28,221.08         0                0
  Rent                                5,406.30         0                0
  Repairs and Maintenance               125.00         0                0
  Salaries & Wages                   36,165.51         0                0
  Taxes                               1,306.43         0                0
  Telephone                           3,405.76         0                0
  Travel & Entertainment              8,287.29         0                0
  Utilities                           2,063.54         0                0
    TOTAL EXPENSE                   122,703.72         0        30,000.00
                                  ------------       ---      -----------

Net Ordinary Income                (100,201.74)        0       (30,000.00)

Other Income/Expense
  Other Income
  Interest Income                        33.55         0                0
  Rent Income                                0         0                0

    TOTAL OTHER INCOME                   33.55         0                0

Net Other Income                         33.55         0                0
                                  ------------       ---      -----------
NET INCOME                        $(100,168.19)      $ 0      $(30,000.00)
                                  ============       ===      ===========

SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    PERIOD FROM
                                                                   APRIL 5, 1989
                                             SIX MONTHS ENDED       (INCEPTION)
                                               SEPTEMBER 30           THROUGH
                                             ----------------      SEPTEMBER 30,
                                             1998          1997        1998
                                             ----          ----    -------------
CASH FLOWS FROM OPERATING AND
 NON-OPERATING ACTIVITIES:

Net Income (Loss), September 98          $(157,553.98)     $ 0      $(30,000.00)

ADJUSTMENTS TO RECONCILE OPERATING
INCOME TO NET CASH USED FOR
OPERATING ACTIVITIES:
  Decrease (Increase) in Accounts
     Receivable                            (97,000.00)       0                0
  Decrease (Increase) in Other Current
     Assets                                (13,000.00)       0                0
  Decrease (Increase) in Other
     Assets                                (70,351.28)       0                0
  Increase (Decrease) in Accounts
     Payable                               137,398.76        0                0
  Increase (Decrease) in Other Current
     Liabilities                           106,913.47        0       (30,000.00)
                                         ------------      ---      -----------

Net Change in Working Capital               63,960.95        0       (30,000.00)

CASH FLOWS FROM CAPITAL AND
 RELATED FINANCING ACTIVITIES:
  Decrease (Increase) in Fixed Assets      (71,215.95)       0                0
  Increase (Decrease) in Long Term
     Liabilities                           138,190.70        0                0

Cash Provided by (used in) Capital
   Financing Activities                     66,974.75        0        30,000.00

Beginning Cash                              75,000.00        0                0
                                         ------------      ---      -----------

ENDING CASH, SEPTEMBER 30, 1998          $  48,381.72      $ 0      $         0
                                         ============      ===      ===========


SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

         The  financial   statements  have  been  prepared  in  accordance  with
generally accepted accounting principles and include the accounts of SITEK, Incorporated (the "Company").

         The statements of financial position as of September 30, 1998 and the statements of operations and cash flows for the three-month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998 and the results of operations and cash flows for the three-month periods ended September 30, 1998 and 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. The statement of financial position for the fiscal year ended March 31, 1998 is derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent Form 10-K.

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

         The Company completed an acquisition of CMP Solutions, Inc., an Arizona corporation ("CMP Solutions") on July 31, 1998 pursuant to a Stock Purchase and Exchange Agreement dated as of July 14, 1998. The terms of the acquisition are more fully described in the Company's Report on Form 8-K filed on August 17, 1998, which is incorporated herein by reference.

         In July 1998 the Company formed a wholly owned subsidiary, Advanced Technology Services, Inc., an Arizona corporation ("ATSI"). ATSI buys and sells pre-owned semiconductor manufacturing equipment. Sales revenues for the Company generated in the quarter ending September 30, 1998 were generated by ATSI.

         Effective March 31, 1998, the Company changed its year end for both accounting and tax purposes from a calendar year ending December 31st to a fiscal year ending March 31st.

3. COMMITMENTS AND CONTINGENCIES

         The Company has no outstanding commitments or obligations, nor is it a party to any litigation. The Company presently shares office space with a shareholder for which it pays nominal rent.

         As of September 30, 1998, the Company has outstanding debt obligations of $152,627 to Global Semiconductor Technologies LLC, an Arizona limited liability company ("GST"), for expenses incurred on behalf of the Company for management, technical and administrative services provided to the Company between June and September 1998. The Company is considering the acquisition of GST. As of September 30, 1998, the Company owed one of its shareholders $340,000 that was utilized to purchase processing equipment for CMP Solutions in July 1998. The Company also owed the president of ATSI $108,190, which was utilized for startup expenses for CMP Solutions and the Company. The Company sold a convertible debenture to a relative of one of the principals of the Company for $75,000 in September 1998. This debenture is shown as long term debt on the Company's balance sheet.

4. INCOME TAXES

         The Company owes no federal income taxes. Operating loss carry-forwards have been disallowed due to the change in majority ownership of the Company during 1994 and 1995.

5. SHAREHOLDERS' EQUITY

         On April 7, 1989, Elgin Corporation issued 3,500,000 shares of common stock to its officers and directors for a consideration of $3,500. On June 21, 1989, 1,500,000 shares of common stock were issued for a consideration of $1,500.

         On December 8, 1990, 250,000 shares were issued pursuant to a Public Offering at ta purchase price of $.10 per share for a total amount of $25,000.

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

         On  February  7,  1991,  the  then  two  majority   shareholders   each
surrendered 6235,000 shares of common stock.

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

         In September 1991, the Company traded its marketable securities obtained in the Home Indemnity, Incorporated merger in exchange for the purchase of 300,000 shares of the company's own common stock which were subsequently canceled by the Company. To complete this transaction an additional 21,360 shares were canceled during March 1997.

         During the period February 14, 1994 to February 25, 1995, the shares previously owned by the majority shareholders, and therefore, control of the Company, were acquired by a new group of investors.

         Effective November 19, 1997, the current majority shareholder reduced his holdings in the company by surrendering 315,483 shares of the Company's common stock.

         Effective November 26, 1997, there was a forward stock split of 19 for 1 common shares, resulting in a total of 4,999,983 shares begin issued and outstanding.

         Effective July 14, 1998, there was a reverse stock split of 1 for 1.65 shares resulting in a total of 3,030,813 issued and outstanding shares.

         In connection with the merger with CMP Solutions in July 1998, the Company issued 9,200,000 restricted common shares to the shareholders of CMP Solutions in exchange for all the capital stock of CMP Solutions. As a result, the Company had 12,230,813 common shares issued and outstanding as of October 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had recently completed its acquisition of CMP Solutions, Inc., an Arizona corporation ("CMP Solutions") and the creation of Advanced Technology Services, Inc., an Arizona corporation ("ATSI"). As of September 30, the net stockholders equity was ($191,252) due to the loans to the Company. The Company commenced efforts to acquire additional equity funding through a private placement in August, 1998, however, no additional equity had been obtained by September 30, 1998. Consequently, the Company's Statement of Financial Position for the three months ended September 30, 1998 reflects a total asset value of $622,283, which is an increase from the three months ended September 30, 1997 of $622,283.

         The Company completed an acquisition of CMP Solutions on July 31, 1998 pursuant to a Stock Purchase and Exchange Agreement dated as of July 14, 1998. The terms of the acquisition are more fully described in the Company's Report on Form 8-K filed on August 17, 1998, which is incorporated herein by reference. The effect of this acquisition on the Company's financial position is that the Company incurred $63,396 of costs related to the acquisition. Further, the Company believes that CMP Solutions will begin generating revenue in the quarter ending March 31, 1999.

RESULTS OF OPERATIONS

         The Company commenced operations on August 1, 1998 with two operating subsidiaries, CMP Solutions and ATSI, both located in Tempe, Arizona. ATSI commenced its marketing efforts with sales revenues coming mostly from sales to one customer. ATSI located equipment for installation in the CMP Solutions facility. However, the Company does not consider such inter-company transfers as revenues. During the quarter ending September 30, 1998, CMP Solutions was in the development phase and made efforts in initial marketing and in creating its silicon wafer processing facility. Therefore, CMP Solutions had no revenues during this quarter.

         For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with resumption of reporting under the Securities Exchange Act of 1934, expenses associated with locating and evaluating acquisition candidates and expenses associated with the acquisition of CMP Solutions. The Company anticipates increasing revenues for ATSI during the remainder of this fiscal year. The Company believes that CMP Solutions will begin generating revenue after January 1, 1999, when it completes its silicon wafer processing facility and begins field service operations. The Company expects that continued costs of developing the business of ATSI and CMP Solutions, along with possible creation or acquisition of new operating subsidiaries, will exceed its revenues for the remainder of this fiscal year and next fiscal year.

NEED FOR ADDITIONAL FINANCING

         The Company believes that some additional capital will be required to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and the integration of the acquisition of CMP Solutions and the formation of ATSI with the operations of the Company. There is no assurance the Company will be able to acquire the additional capital or that the funds, if acquired, will ultimately prove to be adequate to allow it to successfully integrate the acquisition of CMP and the formation of ATSI with the operations of the Company.

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

                          PART II - OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index following the signature page which is incorporated herein by reference.

         (b)      Reports on Form 8-K

         On August 17, 1998, the Company filed a Current Report on Form 8-K dated July 31, 1998 to report in Item 1, a change in control of the Company effected by the acquisition by the Company of CMP Solutions, Inc. pursuant to a Stock Purchase and Exchange Agreement dated July 14, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SITEK, INCORPORATED
                                        (Registrant)


Date: November 23, 1998                 By: /s/ Don M. Jackson, Jr.
                                           -------------------------------------
                                           Don M. Jackson, Jr.
                                           CEO and Principal Financial Officer

                               SITEK, INCORPORATED
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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