Form 10QSB
period 1998-12-31
SITEK INC
filed 1999-02-16
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number: 33-28417

                               SITEK, INCORPORATED
         (FORMERLY KNOWN AS DENTMART GROUP, INC. AND ELGIN CORPORATION)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              95-4585824
--------------------------------------------------------------------------------
(State of other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1817 West 4th Street, Tempe, Arizona                                       85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (602) 921-8555
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,230,813 shares of common stock outstanding as of February 12, 1999.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

          Statement of Financial Position December 31, 1998 ...................1

          Consolidated Income Statement
            Three Months ended December 31, 1998 and 1997 .....................3

          Consolidated Statement of Cash Flow
            Three Months ended December 31, 1998 and 1997 .....................5

            Notes to Financial Statements .....................................6

Item 2.        Management's Plan of Operations ................................9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings .............................................13

Item 5.        Other Information .............................................13

Item 6.        Exhibits and Reports on Form 8-K ..............................13

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         STATEMENT OF FINANCIAL POSITION
                                   (UNAUDITED)

ASSETS                                                         December 31, 1998
                                                               -----------------
CURRENT ASSETS

     CHECKING/SAVINGS

     M & I T-Bird Checking                                          $    18,228

     Money Market                                                           139
                                                                    -----------
     Total Checking/Savings                                              18,367

     ACCOUNTS RECEIVABLE

     Accounts Receivable                                                939,841
                                                                    -----------
     Total Accounts Receivable                                          939,841

     OTHER CURRENT ASSETS

     Employee Advances                                              $     4,000
                                                                    -----------
    Total Other Current Assets                                      $     4,000
                                                                    -----------
TOTAL CURRENT ASSETS                                                $   962,208

FIXED ASSETS

     Accumulated Depreciation                                           (33,683)

     Machine & Equipment                                                416,804

     Leasehold Improvement                                               86,102
                                                                    -----------
TOTAL FIXED ASSETS                                                  $   469,224

OTHER ASSETS

     Deposits                                                             4,500

     Organization Cost                                                   63,396

     Prepaid Expenses                                                     3,503

   Prepaid Inventory                                                      6,500

TOTAL OTHER ASSETS                                                  $    77,899
                                                                    -----------
TOTAL ASSETS                                                        $ 1,509,331
                                                                    ===========

LIABILITIES AND EQUITY

LIABILITIES

     CURRENT LIABILITIES

          ACCOUNTS PAYABLE

          Accounts Payable                                            $  299,178
                                                                      ----------
          Total Accounts Payable                                      $  299,178

          OTHER CURRENT LIABILITIES

          Accrued Interest Payable                                        52,260

          Loan from MFR                                                  258,800

          Loan from Spinneret                                             17,000
                                                                      ----------
          Total Other Current
              Liabilities                                             $  328,060
                                                                      ----------
     TOTAL CURRENT LIABILITIES                                        $  627,238

     LONG TERM LIABILITIES

     LOANS PAYABLE

         Loan from GST                                                   263,349

         Loan from Cal. Brokerage                                        340,000
              Svcs

         Loan from Owner                                                 123,191

         Loan Payable-Other                                               75,000

      TOTAL LOANS PAYABLE                                             $  801,540
                                                                      ----------
     TOTAL LONG TERM LIABILITIES                                      $  801,540
                                                                      ----------
TOTAL LIABILITIES                                                     $1,428,778
                                                                      ==========
EQUITY

    Capital Stock                                                     $    1,000

    Net Income                                                            79,553
                                                                      ----------
TOTAL EQUITY                                                          $   80,553
                                                                      ----------
TOTAL LIABILITIES AND EQUITY                                          $1,509,331
                                                                      ==========

SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------
ORDINARY INCOME/EXPENSE

  INCOME

    Service Sales                                  $    1,250         $        0

    Resale Income                                   2,585,000                  0
                                                   ----------         ----------
  TOTAL INCOME                                     $2,586,250         $        0

  Cost of Goods Sold

    Cost of Goods Sold                              1,841,941         $        0
                                                   ----------         ----------
  TOTAL COST OF GOODS SOLD                         $1,841,941                  0
                                                   ----------         ----------
  GROSS PROFIT                                     $  744,309         $        0

  EXPENSE

    Automobile Expense                                    575                  0

    Bank Service Charge                                   143                  0

    Consulting Expense                                 29,753                  0

    Contributions                                        --                 --

    Dues and Subscriptions                               --                 --

    Engineering Expenses                                 --                 --

    Dues and Subscriptions                                139                  0

    Depreciation Expense                               33,683                  0

    Equipment Rental                                    2,230                  0

    Filing Fees                                           573                  0

    Financing Fees                                     20,000                  0

    Interest Expense                                   87,404                  0

    Other Insurances                                    20,850                 0

    Health Insurance                                     2,243                 0

    License and Permit                                      60                 0

    Marketing Expense                                   18,796                 0

    Office Supplies                                      3,009                 0

    Payroll Processing Fee                                 589                 0

    Postage and Delivery                                (3,394)                0

    Printing and Reproduction                            2,988                 0

    Professional Fees                                   49,519                 0

    Rent                                                13,227                 0

    Repairs and Maintenance                              1,285                 0

    Salaries & Wages                                   154,656                 0

    Taxes                                                1,306                 0

    Telephone                                           18,270                 0

    Travel & Entertainment                              10,064                 0

    Utilities                                            3,757                 0

    Warehouse Supplies                                   3,310                 0
                                                     ---------         ---------
  TOTAL EXPENSE                                      $ 475,035         $       0
                                                     ---------         ---------
NET ORDINARY INCOME                                  $ 269,278         $       0
                                                     =========         =========

OTHER INCOME/EXPENSE

  Other Income

    Interest Income                                          1                 0

    Rent Income                                              0                 0
                                                     ---------         ---------
  TOTAL OTHER INCOME                                 $       1         $       0
                                                     ---------         ---------
Net Other Income                                     $       1         $       0
                                                     ---------         ---------
NET INCOME                                           $ 269,279         $       0
                                                     =========         =========

SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                      --------------------------
                                                         1998             1997
                                                      ---------        ---------
CASH FLOWS FROM OPERATING AND
  NON-OPERATING ACTIVITIES:

Net Income (Loss), December 1998                      $ 269,279        $       0

Depreciation                                             33,683                0

ADJUSTMENTS TO RECONCILE OPERATING
  INCOME TO NET CASH USED FOR
  OPERATING ACTIVITIES:

Decrease (Increase) in Accounts                        (842,841)               0
  Receivable

Decrease (Increase) in Other Current                      9,000                0
  Assets

Decrease (Increase) in Other Assets                      (7,404)               0

Increase (Decrease) in Accounts                         161,662                0
   Payable

Increase (Decrease) in Other Current
   Liabilities                                          175,257                0
                                                      ---------        ---------
Net Change in Working Capital                         $(504,326)       $       0
                                                      =========        =========

CASH FLOWS FROM CAPITAL AND
  RELATED FINANCING ACTIVITIES:

Decrease (Increase) in Fixed Assets                    (109,499)               0

Increase (Decrease) in Long Term                        278,349                0
  Liabilities

Cash Provided by (used in) Capital                      168,850                0
  Financing Activities

Beginning Cash                                           50,882                0
                                                      ---------        ---------
ENDING CASH, DECEMBER 31, 1998                        $  18,367        $       0
                                                      =========        =========

SEE NOTES TO FINANCIAL STATEMENTS

                               SITEK, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

         1.       FINANCIAL STATEMENT PRESENTATION

         The  financial   statements  have  been  prepared  in  accordance  with
generally accepted accounting principles and include the accounts of SITEK, Incorporated (the "Company").

         The statements of financial position as of December 31, 1998 and the statements of operations and cash flows for the three-month periods ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1998 and the results of operations and cash flows for the three-month periods ended December 31, 1998 and 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the complete fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent reports on Forms 10-K and 10-Q.

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

         On February 15, 1991, Dentmart Group, Inc. (the successor Delaware corporation to Elgin Corporation) merged with Dentmart Group, Inc. (a Colorado corporation). The Colorado corporation was the successor entity.

         As of June 30, 1998, the Company had not engaged in any business activity since 1992.

         The Company completed an acquisition of CMP Solutions, Inc., an Arizona corporation ("CMP Solutions"), on July 31, 1998 pursuant to a Stock Purchase and Exchange Agreement dated as of July 14, 1998. The terms of the acquisition are more fully described in the Company's Report on Form 8-K filed on August 17, 1998, which is incorporated herein by reference.

         In July, 1998 the Company formed a wholly owned subsidiary, Advanced Technology Services, Inc., an Arizona corporation ("ATSI"). ATSI buys and sells pre-owned semiconductor manufacturing equipment. Sales revenues for SITEK for the quarter ending December 31, 1998 were generated by ATSI.

         Effective March 31, 1998, the Company changed its year end for both accounting and tax purposes from December 31 to March 31.

         3.       COMMITMENTS AND CONTINGENCIES

         The Company has no outstanding commitments or obligations. On November 20, 1998 the Company was named as a co-defendant in a civil lawsuit brought by Robert Russo, Sr., a shareholder of Global Semiconductor Technologies, Inc., an Arizona Corporation ("GST"). This lawsuit has since been settled. (See "Legal Proceedings" in Part II, Item 1.) The Company presently shares office space with a shareholder for which it pays nominal rent.

         As of December 31, 1998, the Company has outstanding debt obligations of $263,349 to GST, for expenses incurred on behalf of the Company for management, technical and administrative services between June and December 1998. The Company is considering the acquisition of GST. As of December 31, 1998, the Company owed a major shareholder $340,000 that was utilized to purchase processing equipment for CMP Solutions in July 1998. The Company also owed the president of ATSI $108,190, which was utilized for startup expenses for CMP Solutions and SITEK. The Company sold a $75,000 convertible debenture to a relative of one of the principals of SITEK in September, 1998. This debenture is shown as long term debt on the Company's balance sheet.

         4.       INCOME TAXES

         The Company owes no federal income taxes. Operating loss carry-forwards have been disallowed due to the change in majority ownership of the Company during 1994 and 1995.

         5.       SHAREHOLDERS' EQUITY

         On April 7, 1989, Elgin Corporation issued 3,500,000 shares of Common Stock to its officers and directors for an aggregate amount of $3,500. On June 21, 1989, the Company issued 1,500,000 shares of its Common Stock for an aggregate amount of $1,500.

         On December 8, 1990, 250,000 shares of it Common Stock pursuant to a Public Offering at a purchase price of $.10 per share for a total amount of $25,000.

         On February 6, 1991, Elgin corporation amended its Articles of Incorporation to authorize a stock split of five shares for one of Common Stock. This increased the number of issued and outstanding shares of the Company's Common Stock in Elgin Corporation to 26,250,000.

         On February 6, 1991, Elgin Corporation entered into a merger agreement with Home Indemnity, Incorporated (a Nevada corporation). The agreement provided for the conversion of one share of Home Indemnity, Incorporated stock into four shares of Elgin Corporation. As a result, Elgin Corporation issued 20,000,000 shares of its Common Stock in exchange for all of Home Indemnity's stock.

         On  February  7,  1991,  the  then  two  majority   shareholders   each
surrendered 6235,000 shares of Elgin  Corporation's Common Stock.

         On February 8, 1991, Elgin Corporation changed its name to Dentmart Group, Inc. On February 15, 1991 Dentmart Group, Inc. (Delaware) merged with Dentmart Group, Inc. (Colorado). The Company's shareholders were given one share of Dentmart Group, Inc. (Colorado) for every ten shares of Dentmart Group, Inc. (Delaware), resulting in the net issued and outstanding shares of Dentmart Group, Inc. (Colorado) Common Stock amounting to 4,500,000.

         On  April  2,  1991,  the  Company  issued  to  its   shareholders  new
certificates for its Common Stock to reflect a reverse stock split of 1 for 5 shares resulting in a total of 900,000 issued and outstanding shares.

         In September 1991, the Company traded its marketable securities obtained in the Home Indemnity, Incorporated merger in exchange for the purchase of 300,000 shares of the Company's own Common Stock which were subsequently canceled by the Company. To complete this transaction, the Company canceled an additional 21,360 shares of Common Stock during March 1997.

         During the period February 14, 1994 to February 25, 1995, a new group of investors purchased from the Company's then-majority shareholders, their shares of the Company's Common Stock which gave the new investors a controlling interest in the Company.

         Effective November 19, 1997, the then-majority shareholder surrendered to the Company, 315,483 shares of the Company's Common Stock.

         Effective November 26, 1997, the Company effected a forward stock split of 19 for 1 shares of Common Stock, resulting in a total of 4,999,983 shares being issued and outstanding.

         Effective July 14, 1998, the Company effected a reverse stock split of 1 for 1.65 shares of Common Stock resulting in a total of 3,030,813 issued and outstanding shares.

         In connection with the merger with CMP Solutions in July 1998, the Company issued 9,200,000 restricted shares of Common Stock to the shareholders of CMP Solutions in exchange for all the capital stock of CMP Solutions. As a result, the Company had 12,230,813 common shares issued and outstanding as of February 12, 1999.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATIONS

         As the Company did not have any revenues from operations in each of the last two fiscal years, the following is Management's discussion of the Company's plan of operations for the next 12 months. This plan of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended March 31, 1998, and the Company's quarterly reports on Forms 10-Q for the three-month periods ending June 30, 1998 and September 30, 1998.

GENERAL PLAN OF OPERATIONS

         The Company commenced operations on August 1, 1998 with two operating subsidiaries, CMP Solutions and ATSI, both located in Tempe, Arizona. ATSI commenced its marketing efforts with sales revenues coming mostly from sales to one customer. ATSI located equipment for installation in the CMP Solutions facility, however, the Company does not consider such inter-company transfers as revenues. During the quarter ending December 31, 1998, CMP Solutions continued in the development phase and made efforts in initial marketing and in building its silicon wafer processing facility. Therefore, CMP Solutions had no revenues during this quarter.

         For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with: (i) resumption of reporting under the Securities Exchange Act of 1934; (ii) locating and evaluating acquisition candidates; and (iii) the acquisition of CMP Solutions. ATSI generated $2.5 million in sales revenue for the quarter. The Company expects ATSI to sustain this rate of sales during calendar year 1999 due to favorable market conditions. The Company believes CMP Solutions will begin generating revenue after March 1, 1999, when it completes its silicon wafer processing facility and begins field service operations. The Company expects that continued costs of developing the business of ATSI and CMP Solutions, along with the possible creation or acquisition of new operating subsidiaries, will exceed its revenues for the remainder of fiscal year 1999 and all of fiscal year 2000.

         During the next 12 months, the Company expects to engage in funding efforts and acquisitions, completing CMP Solutions' manufacturing facilities and increasing ATSI's revenues. The Company also expects to acquire all of the capital stock of Global Semiconductor Technologies, Inc., an Arizona corporation ("GST") and Advanced Control Technologies, Inc., an Arizona corporation ("ACT"), both located in Tempe, Arizona. At the present time, the Company shares office space and staff with GST and ACT. All expenditures to date by ACT and GST on behalf of SITEK have been attributed as loans from SITEK to these entities. In addition, the Company expects to enter into an agreement with VSM, Inc., an equipment manufacturing company based in Tempe, Arizona, under which the Company will have a 90-day option to purchase all the assets or capital stock of VSM for approximately $1,000,000.

         The Company expects its revenues for the 12 months ending December 31, 1999 will be approximately $4.0 million from CMP Solutions and $11.0 million from ATSI. The Company also expects its acquisitions of GSTI and ACT will add revenues of approximately $1.0 million during calendar year 1999.

         The Company expects to raise additional capital during the quarter ending March 31, 1999 through lease financing of production equipment for CMP Solutions, and a possible private placement of an undetermined number of shares of the Company's Common Stock. The Company expects to apply any such additional capital to product development, equipment and corporate acquisitions, but only if revenues from the Company's operations meet its operating capital needs. Otherwise, the Company may use for operations expenses any additional capital it raises.

CASH REQUIREMENTS AND NEED TO RAISE ADDITIONAL FUNDS IN NEXT TWELVE MONTHS

         The Company believes that it will need additional capital during the next 12 months to meet the Company's funding needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and the costs associated with funding efforts, acquisitions and product development. CMP Solutions will need additional funding before it is able to generate revenues. There is no assurance that the Company will be able to acquire additional capital or that the funds, if acquired, will be adequate to complete and integrate the acquisitions of GST, VSM and ACT, or to meet the Company's product development or operating capital requirements.

         Neither management nor other of the Company's stockholders have made commitments to provide additional funds to the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its capital needs. Management has a contingency plan to allow the Company to sustain itself without additional funding. However, the success of this plan depends upon: (i) ATSI retaining its market position and continuing to generate similar revenues as it did during the quarter ending December 31, 1998; (ii) CMP Solutions reaching production status with minimal additional funding; and (iii) ACT and GST generating approximately a total of $1.0 million in revenues during fiscal year 2000, assuming the Company acquires ACT and GST.

         Irrespective of whether the Company's cash assets meet the Company's operational capital needs during the next 12 months, the Company might compensate providers of services by issuances of the Company's Common Stock in lieu of cash.

PRODUCT DEVELOPMENT

         The Company has initiated a development program to produce an improved chemical-mechanical planarization ("CMP") wafer carrier for existing Integrated Process Equipment Corporation's ("IPEC") CMP tools. There are approximately 1,000 IPEC CMP tools installed around the world which could use the Company's new product. The Company needs additional funding to complete development and bring this product to market in calendar year 2000.

         The Company has initiated a development program to produce a CMP system. The Company needs additional funding to complete development and bring this product to market in calendar year 2000.

         The Company has also initiated a development program to produce an epitaxial reactor system for the production of lower cost silicon wafers that may be required for future high density integrated circuits. While The Company needs additional funding to complete development and bring this product to market, the Company has engaged in preliminary negotiations with a semiconductor manufacturer that has expressed an interest in a joint development program and investment in the Company. However, it is less likely than more that this potential joint venturer will enter into an agreement with the Company to develop, manufacture or market this epitaxial reactor system.

EXPECTED PURCHASES OF SIGNIFICANT EQUIPMENT

         Depending on market conditions, demand, and the availability of funding, the Company expects to purchase certain silicon wafer processing and metrology equipment during calendar year 1999. The Company believes this equipment will materially increase the likelihood of the Company's efforts to produce ultra-flat, ultra-uniform silicon wafers for future electronic circuit production.

         During the next 12 months, the Company expects to update business and manufacturing controls for all aspects of the Company. The Company also expects to implement a system that connects all of its operations and equipment, which will allow for remote operation and service of Company equipment in the field. In order to conserve cash, the Company may choose to lease rather than purchase this control system.

YEAR 2000 COMPLIANCE

         Many of the Company's currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the calendar year 2000, these date code fields will need to accept date entries that distinguish 21st century dates from 20th century dates. As a result, the Company will need to upgrade or certify its systems to comply with such "Y2K" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance efforts.

         The Company relies exclusively on personal computer ("PC") based systems and does not use mainframe or medium sized computer systems that employ older software programs written in "COBAL." In recent weeks, numerous software packages have become available at nominal cost that will evaluate PC systems for Y2K compliance, and in many cases apply corrections to the PC system or its software. The Company has begun certifying all PC systems under its control. The Company has also scheduled hardware and software upgrades to its business-critical systems and manufacturing equipment to make them compliant well before the end of calendar year 1999. However, there can be no assurance that such upgrades or adjustments to hardware and software will be sufficient to make the Company's computers or equipment Y2K compliant in a timely manner or that allocated resources will be sufficient. A failure to become Y2K compliant on its computers or equipment could disrupt materially the Company's operating results and financial condition.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the statements contained in this document that are not historical facts, including statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated in such forward-looking statements. There can be no assurances that the forward-looking information will be accurate. In addition to the specific matters referred to herein, important factors which may cause actual  results  to  differ  from  those  contemplated  in such  forward-looking statements include: the future supply of silicon; the future demand for semiconductor and CMP products; world economic conditions; potential costs and delays in integrating acquisitions; timing of market introductions; the availability and cost of additional funding; and higher-than-expected costs of product development.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         On November 20, 1998, Robert F. Russo, Sr. filed a lawsuit in the Superior Court of the State of Arizona located in Maricopa County against the Company, GST and several other defendants. Mr. Russo alleged that as a shareholder of GST, he was entitled to an ownership interest in the Company because several other GST shareholders had invested in CMP Solutions prior to its merger with the Company. Mr. Russo alleged that he should have been given the opportunity to also invest in CMP Solutions on a pro rata basis with GST's other shareholders. Russo sought unspecified damages and shares of the Company's Common Stock, in addition to attorneys' fees and costs. The Company and its co-defendants entered into a settlement agreement with Mr. Russo on February 12, 1999 under which Mr. Russo sold his entire ownership interest in GST to GST and released the defendants from all liabilities, claims, damages, losses, demands and obligations of any kind arising at any time before the settlement agreement. GST agreed to pay Russo $170,000 for this release and all his ownership interest in GST. The lawsuit will be dismissed with prejudice pursuant to the settlement agreement.

ITEM 5.           OTHER INFORMATION.

         The Company entered into an equipment lease with Cee and Gee Funding, Inc., an Arizona corporation d/b/a TLD Funding Group, on February 5, 1999 for equipment and clean room facilities for CMP Solutions' operations. The Company expects this leased equipment will be sufficient for CMP Solutions' operations needs for six months. A copy of this equipment lease and its amendments are attached as Exhibit 10.

ITEM 6.           EXHIBITS

          (a) See Exhibit Index following the signature page which is incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SITEK, INCORPORATED
                                               (Registrant)


Date: February ___, 1999                       By: /s/ Don M. Jackson, Jr.
                                                  -----------------------------
                                                  Don M. Jackson, Jr., President
                                                  (Authorized Officer)


Date: February ___, 1999                       By: /s/ Don M. Jackson, Jr.
                                                  -----------------------------
                                                  Don M. Jackson, Jr., President
                                                  (Principal Financial Officer)

                               SITEK, INCORPORATED
                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

  EXHIBIT NO.                                        INCORPORATED BY
FILED HEREWITH     DESCRIPTION                       REFERENCE TO:

3.1                Articles of Incorporation of      Form 8-K filed with the SEC

                   Registrant                        on August 17, 1998

3.2                Bylaws of Registrant              Form 10-K filed with the
                                                     SEC on April 17, 1998

10                 Equipment Lease dated             Filed Herewith
                   February 5, 1999, as
                   Amended

27                 Financial Data Schedule           Filed Herewith