Form 10-K
period 1999-03-31
SITEK INC
filed 1999-07-14
CIK 849862

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                         Commission file number: 33-28417


                               SITEK, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                              86-0923886
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification no.)

                             1817 West Fourth Street
                              Tempe, Arizona 85281
                    (Address of principal executive offices)

                    Issuer's telephone number: (480) 921-8555

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the OTC Bulletin Board on June 15, 1999 was approximately $49,249,492. Shares of Common Stock held by each officer and director and by each person who owns 30% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

        The number of outstanding shares of the registrant's Common Stock on June 15, 1999 was 12,302,813.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 28, 1999 are incorporated by reference in
Part III of this Form 10-K.

                               SITEK, INCORPORATED
                             FORM 10-K ANNUAL REPORT
                            YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business...........................................................   1
Item 2.  Properties.........................................................   4
Item 3.  Legal Proceedings..................................................   4
Item 4.  Submission of Matters to a Vote of Security Holders................   4

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters..........................................................   4
Item 6.  Selected Financial Data............................................   7
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................   7
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........  13
Item 8.  Financial Statements and Supplementary Data........................  14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  15

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................  15
Item 11. Executive Compensation.............................................  17
Item 12. Security Ownership of Certain Beneficial Owners and Management.....  17
Item 13. Certain Relationships and Related Transactions.....................  17

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  17

SIGNATURES.................................................................. S-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

SITEK, INCORPORATED

    SITEK, Incorporated, a Delaware corporation ("SITEK"), is a holding company which provides administrative and business support functions for its semiconductor industry subsidiary companies. As of March 31, 1999, SITEK operated two wholly-owned subsidiaries: CMP Solutions, Inc., an Arizona corporation which provides engineering and manufacturing services to the semiconductor industry and Advanced Technology Services, Inc., an Arizona corporation which buys and sells pre-owned semiconductor capital equipment to a world wide market. SITEK handles all the human resources, accounting, finance, benefits administration and other general business services of its subsidiaries, allowing them to focus their attention on generating revenues. On April 28, 1999, SITEK acquired a new subsidiary, VSM Corporation, an Arizona corporation involved in semiconductor process equipment and subassembly manufacturing and refurbishment. SITEK intends to continue diversifying the services and products it supplies the semiconductor industry through acquisitions of established companies in the next fiscal year.

    SITEK's executive offices are located at 1817 West Fourth Street, Tempe, Arizona 85281, and its telephone number is (480) 921-8555.

    Although SITEK was incorporated in Delaware on June 30, 1998, its predecessor has been in existence for over 10 years, the majority of which its predecessor remained dormant and did not engage in any commercial operations. SITEK is the successor to the Elgin Corporation, a publicly traded company established under the laws of Delaware on April 5, 1989. The Elgin Corporation entered into a merger from which the ultimate surviving corporation was Dentmart Group, Inc. on February 15, 1991. On July 14, 1998, Dentmart then merged into and became part of its wholly owned subsidiary, SITEK. SITEK then entered into a Stock Purchase Agreement with CMP Solutions, Inc., an Arizona corporation to acquire all the outstanding stock of CMP Solutions, Inc. on July 14, 1998.

    Elgin was originally established to create a publicly held corporation in which a suitable privately held company or companies could be merged. Toward that goal, Elgin filed a registration statement with the United States Securities and Exchange Commission on Form S-18 that was declared effective on November 30, 1989. Elgin filed a certification and notice of suspension of duty to file reports under Section 15(d) of the Securities Exchange Act of 1934 on Form 15 in February 1991 and remained dormant until April 14, 1998 when Dentmart filed a current report with the Securities and Exchange Commission reporting its change in fiscal year from December 31 to March 31, its number of shareholders exceeding 300 and its intention to resume filing of periodic reports under
Section 15(d) of the Securities Exchange Act of 1934.

CMP SOLUTIONS, INC.

    SITEK completed an acquisition of CMP Solutions, Inc., an Arizona corporation, pursuant to a Stock Purchase and Exchange Agreement dated as of July 14, 1998. The terms of the acquisition are more fully described in SITEK's Report on Form 8-K filed on August 17, 1998, which is incorporated herein by reference.

    "CMP" refers to "chemical mechanical planarization," the process by which surface materials on a silicon wafer are removed or polished to make it possible to add new layers of integrated circuit metal and insulator on the wafer. This technology is primarily used by integrated circuit manufacturers who use this process in their most advanced circuits. Most recently, smaller integrated circuit and micro machine manufacturers have been leading the demand for new and used CMP systems and CMP foundry services. Although the large companies which use the CMP process on its wafer have the capability to manufacture their own customized CMP treated wafer, the high cost associated with equipment procurement, process design and the scarcity of qualified technicians makes in-house

CMP wafer treatment out of the reach of smaller companies. CMP Solutions uses its team of qualified and experienced engineers to produce customized CMP processed wafers for the smaller company market as the industry's major outsource provider of CMP wafer processing. To provide these products, CMP Solutions has its own "foundry" to which customers submit their wafers for CMP processing. CMP Solutions also expects to have the capability to install and operate a CMP operation on-site at the customer's plant.

    In addition to the manufacture of CMP processed wafers, CMP Solutions makes its engineers available on a consulting basis for customers who have purchased equipment, but need assistance designing and utilizing the CMP equipment. During the fiscal year ending March 31, 1999, CMP Solutions continued in the development phase, initial marketing and in establishing its silicon wafer processing facility. Therefore, CMP Solutions revenues during the last fiscal year were less than 5% of the total revenues.

ADVANCED TECHNOLOGY SERVICES, INC.

    In July 1998 all the outstanding stock of Advanced Technology Services, Inc., an Arizona corporation ("ATSI") was contributed to SITEK as a whollyowned subsidiary. ATSI is a business unit that buys and sells pre-owned semiconductor processing and manufacturing equipment to the world-wide market of semiconductor companies. ATSI generated nearly all of SITEK's sales revenues for the year ending March 31, 1999.

    Because of the high capital expenditures a semiconductor company must make in purchasing new equipment, ASTI provides an alternative in pre-owned equipment. ASTI sells mostly to semiconductor companies who seek to cut production costs by purchasing pre-owned semiconductor manufacturing and processing equipment.

MARKETS

    SITEK currently has two principal markets: (i) pre-owned semiconductor manufacturing equipment; and (ii) CMP services. The semiconductor market contracted dramatically in 1997 and 1998, but SITEK believes the market is expanding in 1999. SITEK believes there is significant pressure, especially as a result of the 1997-98 downturn in semiconductor demand, on semiconductor manufacturers to reduce capital equipment acquisition costs by purchasing pre-owned equipment rather than new equipment. Also resulting from the 1997-98 downturn, several semiconductor fabricating facilities have closed in the past two years, putting an unusually high amount of pre-owned semiconductor manufacturing equipment on the market. As a result, SITEK, through ATSI, has been able to successfully acquire pre-owned equipment at favorable prices and sell it to semiconductor manufacturers on a global basis. In the pre-owned equipment market, SITEK's principal customer during the fiscal year ending March 31, 1999 was Philips N.V. in Europe.

    SITEK has begun differentiating itself from the other participants in the pre-owned equipment market by providing total equipment turnkey solutions in a number of cases, which include both process and hardware qualification. This has been done either through contracting with companies with equipment-specific expertise or from internally developed capabilities specifically in diffusion, low pressure chemical vapor deposition ("LPCVD") equipment and CMP equipment markets. SITEK has focused on building a reputation for excellent service and ethical business practices.

    SITEK believes the CMP services market was created due to the high cost of owning and operating CMP equipment making in-house CMP operations prohibitive for some semiconductor manufacturers. SITEK believes that semiconductor manufacturers are seeking reductions in costs of production. SITEK, through CMP Solutions, intends to provide to semiconductor manufacturers a lower cost, high quality source for CMP out-source production. This will allow semiconductor manufacturers the ability to utilize CMP processing technology with no expenditures for capital equipment and related facilitization. For semiconductor manufacturers that desire in-house CMP processing capability, SITEK intends to provide them with technical support for CMP process development a well as CMP equipment upgrades to increase yields and reduce costs of production.

MARKETING AND SALES

    SITEK has relied upon a few sales employees to generate its revenues in the pre-owned equipment market during fiscal year 1999. SITEK intends to expand its sales and marketing staff significantly in fiscal year 2000. SITEK expects to use a combination of its own sales and marketing staff along with independent sales representative companies that SITEK believes have excellent relations with its target market customers in their respective regional markets, such as Asia and Europe. See Note 12 of the Consolidated Financial Statements for revenue by country and segment.

    Substantially all of SITEK's sales revenue was generated in Europe during fiscal year 1999. However, SITEK invoices primarily in U.S. dollars. Therefore, foreign currency exchange issues were not material for SITEK in fiscal year 1999.

    Almost all of SITEK's sales revenues for the fiscal year ending March 31, 1999 was generated in the sale of pre-owned semiconductor equipment, supplies of which may be sporadic in the future if the semiconductor industry improves and fewer semiconductor companies close. See "Special Risks --Sporadic Supply of Pre-owned Equipment." In addition, nearly all of the Company's pre-owned semiconductor equipment sales were to a single customer, Phillips, N.V. A reduction in orders could have a materially adverse effect on business. See "Special Risks -- Dependence on Single Customer."

RESEARCH AND DEVELOPMENT

    SITEK did not have any expenditures for product development in fiscal year 1999. SITEK expects to increase its product development expenditures in fiscal year 2000. SITEK expects its first product development project to be an improved CMP wafer carrier designed to improve yields from silicon wafers.

COMPETITION

PRE-OWNED EQUIPMENT

    SITEK's competition in the pre-owned semiconductor fabrication equipment market consists primarily of Comdisco, Inc., a large company that specializes in financing new equipment and reselling pre-owned equipment, and semiconductor fabrication OEMs such as Applied Materials, Inc. and Varian Semiconductor Equipment Associates, Inc. However, several small pre-owned equipment brokerage companies have recently begun operations as a result of: (i) the demand for pre-owned equipment generated by semiconductor devices manufacturers attempting to reduce their capital equipment expenditures; and (ii) a large supply of pre-owned fabrication equipment currently on the market due to several semiconductor fabrication facilities being closed in 1997 and 1998.

CMP SERVICES

    There currently is no competition for SITEK, through CMP Solutions, in the CMP services market - - other than the OEM demonstration labs doing CMP foundry work. SITEK expects other competitors to enter the market during fiscal year 2000. SITEK intends to retain its leadership position in the CMP services market by providing a comprehensive range of CMP services to all levels of end-users as well as key CMP equipment suppliers.

INTELLECTUAL PROPERTY

    SITEK believes that name recognition of its primary trade name "SITEK, Incorporated" is important to its sales program. Although the "SITEK" name is not available for federal trademark registration, SITEK has registered the "SITEK" name as a trade name for exclusive use in the State of Arizona. However, other companies may use or may already be using the SITEK name in other jurisdictions. The Company owns no federal patents or trademarks.

EMPLOYEES

    As of March 31, 1999, SITEK employed nine people, all of whom were full-time employees. Two employees were engaged in sales and service, two were full-time employees engaged in administrative activities and five were production workers. As of June 15, 1999, following the acquisition of VSM, the Company employed 39 employees. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

REPORTS TO SHAREHOLDERS

    Although SITEK is not required by the Securities and Exchange Commission rules or stock exchange requirements to send an annual report to stockholders for fiscal year 1999, SITEK intends to send an annual report which will include audited financial statements to stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

    SITEK currently subleases on a month-to-month basis from a company with related officers approximately 2,251 square feet of executive office space at 1817 W. Fourth Street, Tempe, Arizona which lease will expire on December 31, 2000. The Company also leases 4,284 square feet used for office space and clean room operations by its subsidiaries at 2450 W. 12th Street, Tempe, Arizona. This lease expires on September 30, 2001. Subsequent to March 31, 1999, the Company has leased an additional 2,804 square feet adjacent to this facility.

    Management believes the facilities leased by SITEK are adequate for its current and foreseeable future operations or that adequate alternative space is readily available.

ITEM 3. LEGAL PROCEEDINGS

    SITEK was named as a defendant in a lawsuit that was filed on April 1, 1999. The lawsuit involves two separate claims by two plaintiffs; Edmond L. Lonergan and Robert F. Russo, Jr. v. SITEK, Incorporated, et al., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 99-05785. The first plaintiff, Edmond Lonergan, alleges that he was not paid for consulting services by Global Semiconductor Technologies, Inc., a company controlled by certain shareholders of SITEK. Mr. Lonergan also claims that Global Semiconductor Technologies, Inc. and/or the other defendants misappropriated trade secrets in conducting the reverse merger of Dentmart into SITEK. The second plaintiff, Robert Russo, Jr., was a former employee of Global Semiconductor Technologies, Inc. Mr. Russo claims that he was wrongfully terminated. SITEK filed its answer denying these allegations and intends to defend itself vigorously. Mr. Lonergan and Mr. Russo have demanded the value of 1,000,000 shares of SITEK's capital stock and other damages to be proven at trial in their complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II.

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    SITEK's common stock, $.005 par value, trades on the OTC Bulletin Board under the symbol "SITK." However, because of the limited and sporadic nature of SITEK's stock during the last fiscal year, SITEK does not believe an established public trading market or an accurate trading per share price has been created for SITEK's stock.

    The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years were as follows:

Year Ended March 31, 1999                             High*             Low*
-------------------------                             -----             ----
First Fiscal Quarter                                    N/A (1)          N/A (1)
Second Fiscal Quarter                                 $   7            $   5
Third Fiscal Quarter                                  $   6 (2)        $   6 (2)
Fourth Fiscal Quarter                                 $6.50            $5.50

Year Ended March 31, 1998                             High*             Low*
-------------------------                             -----             ----
First Fiscal Quarter                                  N/A (1)          N/A (1)
Second Fiscal Quarter                                 N/A (1)          N/A (1)
Third Fiscal Quarter                                  N/A (1)          N/A (1)
Fourth Fiscal Quarter                                 N/A (1)          N/A (1)

* Bid quotations as reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. Because of the limited and sporadic trading of SITEK's stock, SITEK does not believe an established public trading market has been created for the common stock.

(1) SITEK was formed in June 1998 and therefore its common stock had no trading activity prior to that date.

(2) SITEK's trading activity in the third quarter was limited to one day's trading, which accounts for the identical high and low bids for the third quarter.

    SITEK has never paid any cash dividends on its common stock, nor does it anticipate paying dividends on its common stock in the foreseeable future. SITEK currently has no preferred stock issued or outstanding.

    The number of stockholders of record of SITEK's common stock as of June 15, 1999 was 557. This figure does not include individual participants in securities position listings of registered clearing agencies. The number of beneficial stockholders was approximately 550 as of June 15, 1999. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which SITEK does not have control.

    During the fiscal year ending March 31, 1999 SITEK was involved in four transactions involving the sale of unregistered securities. For each of the four transactions listed below, SITEK claims an exemption from registration under section 4 (2) of the Securities Act of 1933, because the transactions did not involve any public offerings as described further below.

    1. On September 29, 1998 SITEK issued a series of convertible debentures in the aggregate of $80,000 maturing on September 29, 2000 and bearing an interest rate of 6% per year. The convertible debentures were sold in two allotments, the first for $75,000 and the second for $5,000, solely to accredited investors. The convertible debentures were sold for cash. The terms of the conversion are described in Note 7 of the Consolidated Financial Statements. No underwriter was involved in this transaction.

    2. On October 29, 1998 the SITEK Board of Directors, for the purpose of providing incentives to the outside members of the Board of Directors, voted in favor of a grant of options to each of the outside members of the Board of Directors. Each outside director would be granted an option for an aggregate of 100,000 shares of SITEK's common stock at a price of $1.00 per share with 25% of the options vesting immediately on the date of the grant with the remaining options vesting at a rate of 25% of the total on each anniversary of the grant until all of the options had vested. To date these options have not yet been issued to the outside directors. No underwriter was involved in this transaction.

    3. On January 1, 1999 the SITEK Board of Directors voted in favor of a proposal to compensate each outside member of its Board of Directors with $24,000 in the form of cash or SITEK common stock at a price of $1.00 per share for past and future duties performed by the outside directors on behalf of SITEK. No underwriter was involved in this transaction.

    4. On February 5, 1999 in connection with certain financing provided by Cee & Gee Funding, Inc., SITEK issued 2,500 shares of the Company's common stock to Cee & Gee Funding, Inc.; 2,500 shares of the Company's common stock to Hayden Stone Financial, Inc.; and a warrant to Cee & Gee Funding, Inc. dba TLD Funding Group for up to 20,000 shares of the Company's common stock at a price of $6.00 per share. The warrant is exercisable anytime before February 5, 2004. No underwriter was involved in this transaction.

ITEM 6. SELECTED FINANCIAL DATA

                                                 Period from June 23, 1998,
                                            date of inception, to March 31, 1999
                                                      (in thousands)
                                            ------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales                                                              $ 2,721
Gross profit                                                               690
Operating expenses                                                       1,341
Loss from operations                                                      (651)
Net (loss)                                                                (924)

CASH FLOW
Net cash (used in) operating activities                                 (5,387)
Net cash (used in) investing activities                                   (143)
Net cash provided by financing activities                                5,532

BALANCE SHEET DATA
Cash                                                                         1
Total assets                                                             7,380
Current liabilities                                                      8,047
Long-term liabilities                                                      254
Shareholders' deficit                                                     (921)

(LOSS) PER COMMON SHARE OUTSTANDING, BASIC AND DILUTED                   (0.08)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    SITEK began operations on July 14, 1998 when it acquired all the outstanding stock of CMP Solutions, Inc. (CMP). On July 24, 1998, all of the outstanding stock of Advanced Technology Services, Inc. (ATSI) was contributed to SITEK as a wholly owned subsidiary. ATSI was formed on July 23, 1998. As SITEK is in its initial year of operations, there are no prior year financial statements.

    Net sales of $2,721,000 in the current fiscal year were principally due to sales by ATSI of pre-owned semiconductor capital equipment, which resulted in a gross profit of 25.4% of net sales.

    CMP began initial operations late in the fiscal year and generated minimal net sales. Engineering expenses of $426,000 were incurred primarily to set up CMP cleanroom operations, install equipment and develop planarization processes.

    SITEK incurred $915,000 or 33.6% of net sales in selling, general and administrative expense primarily relating to start-up activities and other general business activities.

    Interest expense of $277,000 or 10.2% of net sales relates to borrowings mainly from TLD Funding Group. SITEK entered into a short-term note payable agreement with TLD on March 15, 1999 for funds used to acquire substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in Durham County, United Kingdom. The note includes $656,000 of financing fees, which are amortized over the life of the loan. Payment is due on July 13, 1999. A 5% penalty per month will be assessed on the outstanding balance if such amount is not covered by a customer purchase order after the 91st day. If not paid in full by 120 days, the outstanding balance will be assessed a monthly fee of 5% until paid in full. The balance due on the note at March 31, 1999 is $5,729,000.

    In February, 1999, SITEK borrowed $207,000 from TLD under a line of credit, which will expire on February 4, 2001. Interest is due monthly on the unpaid balance at 1.5%. The line is personally guaranteed by two of SITEK's shareholders and two related companies.

    SITEK also has available a line of credit with TLD for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 30 days and 2% per month thereafter. SITEK also must pay a financing fee of 7% at the time of each advance under the line. At March 31, 1999, SITEK owed $154,000 under this line of credit.

    Income taxes credits due on operating losses have been offset by a deferred tax asset valuation allowance as management feels it is more likely than not the deferred tax assets will not be realized.

    SITEK owes $910,000 in Value Added Tax ("VAT") associated with the purchase of the Durham County, UK inventory. The VAT will be refundable by the UK government upon filing appropriate returns. This amount is reflected as both a liability and a prepaid asset.

    SITEK has sold convertible debentures totaling $80,000 during the fiscal period. The debentures earn interest at the rate of 6% and may be converted into SITEK's common stock at favorable terms or repaid in cash after 90 days from purchase through 24 months at which time they mature. The debentures are subject to mandatory conversion to common stock after 24 months.

    Advances from a shareholder and a related company have been received by SITEK, of which $388,000 is outstanding on March 31, 1999.

PLAN OF OPERATIONS

    As SITEK's predecessors were dormant until April, 1998 and did not have any revenues from operations in any of the last three fiscal years, the following is management's discussion of SITEK's plan of operations for the next
12 months.

    SITEK began operations on July 14, 1998 with one operating subsidiary, CMP Solutions, and acquired all of the outstanding stock of a second operating subsidiary, ATSI, on July 24, 1998. Both subsidiaries had no activities prior to these dates.

    ATSI commenced its marketing efforts with sales revenues coming mostly from sales to one customer. In March, 1999, ATSI purchased substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in the United Kingdom. As a result, SITEK expects ATSI net revenues from equipment resale operations during the fiscal year ending March 31, 2000 to significantly exceed revenues earned in the current fiscal period.

    During the fiscal year, CMP continued in the development phase and made efforts in initial marketing activities as well as in building its silicon wafer processing clean room facility. CMP had minimal revenues during the current fiscal year due to start-up activities. SITEK expects continued development and facilitization expenses for CMP during the next 12 months and anticipates CMP revenues to commence in the second half of its fiscal year ending March 31, 2000.

    On April 28, 1999, SITEK purchased all the outstanding shares of VSM Corporation ("VSM") for $1,000,000, of which $50,000 had been paid prior to March 31, 1999, in cash and for $200,000 to settle an outstanding liability to the current shareholders of the target company. VSM is located in Tempe, Arizona and is engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies. The VSM ultra-pure gas and chemical handling systems have wide applications in wafer manufacturing operations and plant facilities. VSM has recently introduced a proprietary furnace system that is utilized in the fabrication of nonvolatile semiconductor memory circuits and other devices.

    SITEK has hired advanced development engineers and intends to develop a new CMP wafer carrier, which is expected to improve customer device yields. The carrier head is anticipated to be available for initial beta site sales in the second quarter of fiscal 2000 with production versions available in the third quarter of fiscal 2000.

    During the next 12 months, SITEK expects to engage in funding efforts and acquisitions, complete CMP's manufacturing facilities, increase ATSI's revenues, introduce the new carrier head product, and develop VSM's business. SITEK also expects to acquire all of the capital stock of Global Semiconductor
Technologies, Inc., an Arizona corporation ("GST") and Advanced Control Technologies, Inc., an Arizona corporation ("ACT"), both located in Tempe, Arizona. At the present time, SITEK shares office space and staff with GST and ACT. All expenditures to date between the companies have been treated as loans to or from these entities.

    SITEK plans to raise additional capital during the next 12 months with a private placement of up to $ 3 million in convertible debentures which earn interest at 9.5% and are convertible into SITEK's common stock based upon a formula, but in no case at a price per share lower than $3.50 or higher than $5.00. SITEK also expects a possible private placement and/or public offering of an undetermined number of shares of SITEK capital stock. SITEK intends to apply any such additional capital to product development, equipment, and corporate acquisitions in addition to working capital requirements above those funded from operations.

FUNDING REQUIREMENTS

    SITEK believes it will need additional capital during the next 12 months to meet its funding needs, including repayment of debt obligations when due, future acquisitions, product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. CMP will need additional funding before it is able to generate material revenues. There is no assurance that SITEK will be able to attract additional capital or that the funds, if acquired, will be sufficient to complete and integrate the acquisitions of GST or ACT, or to meet SITEK's product development or operating capital requirements.

    Neither management nor other of SITEK's shareholders has made commitments to provide additional funds to SITEK. Accordingly, there can be no assurance that any additional funds will be available to SITEK to allow it to cover its capital needs. Management has a contingency plan to allow SITEK to sustain itself without additional funding. However, the success of this plan depends upon: (i) ATSI retaining its market position and substantially increasing its sales revenues in fiscal 2000; (ii) CMP reaching production status and attracting customers with minimal funding; (iii) VSM generating sufficient revenues to fund its operations; and (iv) ACT and GST generating approximately $ 1.0 million in revenues during fiscal 2000, assuming SITEK acquires ACT and GST.

    Irrespective of whether SITEK's cash assets meet SITEK's operational capital needs during the next 12 months, SITEK might compensate providers of services by issuances of SITEK's common stock in lieu of cash.

EXPECTED PURCHASES OF SIGNIFICANT EQUIPMENT

    Depending on market conditions, demand, and the availability of funding, SITEK expects to purchase approximately $1,000,000 worth of certain silicon wafer processing and metrology equipment during fiscal year 2000. SITEK believes this equipment will materially increase the likelihood of SITEK's efforts to develop improved CMP processes as well as expand capacity at its CMP foundry and engineering/manufacturing services operation.

    During  the  next  12  months,   SITEK   expects  to  update   business  and
manufacturing systems for all aspects of SITEK. To conserve cash, SITEK may elect to lease rather than purchase these systems.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending March 31, 2001. The Company has not completed evaluating the impact of implementing the provisions of Statement No. 133.

YEAR 2000 COMPLIANCE

    The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain data-based information.

    Most of SITEK's currently installed computer systems and software products have been updated and made Year 2000 compliant.

    SITEK relies exclusively on personal computer ("PC") based systems and does not use mainframe or medium sized computer systems that employ older software programs written in "COBAL." In recent weeks, numerous software packages have become available at nominal cost that will evaluate PC systems for Year 2000 compliance, and in many cases apply corrections to the PC system or its software. SITEK has begun certifying all PC systems under its control. All accounting programs and the PC system hardware have been upgraded and made Year 2000 compliant. Approximately 20 percent of the Company's word processing and spreadsheet software applications continue to use the two-digit date code and are not Year 2000 compliant. Software upgrades for these programs are available at a cost of approximately $500. The Company intends on purchasing the upgrades and plans to have all its software Year 2000 compliant well before the end of calendar year 1999. However, there can be no assurance that such upgrades or adjustments to hardware and software will be sufficient to make SITEK's computers or equipment Year 2000 compliant in a timely manner or that allocated resources will be sufficient. A failure to become Year 2000 compliant on its computers or equipment could disrupt materially SITEK's operating results and financial condition.

     Because there are a large number of potential vendors and customers for pre-owned semiconductor equipment and because the Year 2000 compliance of these potential vendors and customers is unknown and is unreasonably burdensome to ascertain, SITEK is unable to determine the impact, if any, of Year 2000 compliant issues on its pre-owned semiconductor equipment sales. If SITEK is unable to address its Year 2000 compliance successfully or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred.

SPECIAL RISKS

    FORWARD LOOKING STATEMENTS. Certain of the statements contained in this document that are not historical facts, including statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of SITEK to differ materially from those contemplated in such forward-looking statements. There can be no assurances that the forward-looking information will be accurate. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: the future supply of silicon; the future demand for semiconductor and CMP products; world economic conditions; potential costs and delays in integrating acquisitions; timing of market introductions; the availability and cost of additional funding; and higher-than-expected costs of product development.

    Developments in any of these areas, which are more fully described elsewhere in "Item 1. Description of Business" which is incorporated into this section by reference, could cause SITEK' s results to differ materially from results that have been or may be projected by or on behalf of SITEK.

    SITEK cautions that the foregoing list of important factors is not exclusive. SITEK does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of SITEK.

    NEED FOR ADDITIONAL FINANCING. SITEK has limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if SITEK's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, SITEK may not have enough capital to exploit the opportunity. SITEK's ultimate success may depend upon its ability to raise additional capital. SITEK has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to SITEK. If not available, SITEK's operations will be limited to those that can be financed with its modest capital.

    REGULATION OF PENNY STOCKS. SITEK's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell SITEK's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

    In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934. Because SITEK's securities constitute "penny stocks" within the meaning of the rules, the rules apply to SITEK and to its securities. The rules may further affect the ability of owners of shares to sell SITEK's securities in any market that might develop for them.

    Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. SITEK's management is aware of the abuses that have occurred historically in the penny stock market. Although SITEK does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to SITEK's securities.

    LIMITED OPERATING HISTORY. SITEK's predecessor was formed in April 1989, but had no operations for several years before July 1998. Therefore, SITEK has limited operating history, revenues from operations, or assets other than cash from sales of stock. SITEK faces all of the same risks as a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. SITEK must be regarded as a developmental stage company with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

    SPORADIC SUPPLY OF PRE-OWNED EQUIPMENT. During the fiscal year ending March 31, 1999 most all of SITEK's revenues were generated by its subsidiary involved in the sale of pre-owned semiconductor equipment. However, the availability of pre-owned semiconductor equipment is sporadic and determined in part by the age of semiconductor equipment currently used by companies in the industry semiconductor companies' decision to sell their capital equipment, both factors which are beyond the control of SITEK. A material reduction in the availability of pre-owned semiconductor equipment may have a material adverse effect on SITEK's business, financial condition, and the results of operations.

    NO FORESEEABLE DIVIDENDS. SITEK has not paid dividends on its stock and does not anticipate paying such dividends in the foreseeable future.

    LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. SITEK may consider an acquisition in which it would issue as consideration for the business opportunity to be acquired an amount of SITEK's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of SITEK. The result of such an acquisition would be that the acquired company's stockholders and management would control SITEK, and SITEK's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of SITEK by its current shareholders.

    LIMITED PUBLIC MARKET. There is a limited public market for SITEK's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

    ABSENCE OF PROFITS. SITEK has not and may not become profitable for some time or not at all. In order to become profitable, SITEK must, among other things, achieve sufficient sales to cover operating costs. In order to increase sales, SITEK must continue to organize its sales force, attract more sales people and create a market awareness of SITEK and its products and services. Failure to achieve these requirements would have an adverse effect on SITEK.

    DEPENDENCE ON SINGLE CUSTOMER. Approximately $2.6 million, or 96%, of our revenues in the fiscal year ended March 31, 1999 were generated from sales to one customer. We cannot be certain that this significant customer will order as much product in 1999 as we anticipate. A reduction in orders from our principal customer or a failure to receive significant purchase commitments from prospective customers could hinder our anticipated growth and may have a material adverse effect on our business, financial condition and results of operations.

    COMPETITION. There are other companies in both the CMP services and pre-owned semiconductor equipment businesses which may be better funded and/or better established than SITEK.

    RELIANCE ON KEY EXECUTIVES. SITEK's success depends on the efforts of Dr. Don M. Jackson, Jr. , Chief Executive Officer; Julian Gates, President of ATSI; Paul Jackson, Secretary of Sitek; and Mark Simon, President of CMP Solutions, Inc. Dr. Jackson has been the key individual responsible for financing for the development of SITEK. Mr. Gates has been primarily responsible for sales activities of ATSI that consisted of nearly all of SITEK's revenues during the fiscal year ended March 31, 1999. Messrs. Paul Jackson and Mark Simon were, along with Dr. Don Jackson, co-founders of CMP Solutions, Inc. SITEK believes its relationships with these individuals are good. However, it cannot ensure that the services of these individuals will continue to be available to us in the future as each individual's employment is "at will."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk - The company's primary market risk exposure for changes in interest rates relates to the company's long-term debt obligations. The company currently has short-term debt with an effective interest rate of 38% which is due July 13, 1999. In the event the note is not repaid at the due date, a 5% penalty will be assessed on the outstanding balance every 30 days. Assuming a $2 million outstanding balance at July 13, 1999 the company would owe $100,000 in penalty payments. This assessment would continue on the 13th day of each month thereafter until the note is paid off.

The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at year-end. Since the company's current debt has high interest rates, any near term changes in interest rates would not have a material adverse affect.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. As of March 31, 1999, the company did not have any material foreign currency transactions. The company expects to have foreign currency exchange rate risk in the future.

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page

Report of Independent Certified Public Accountants.......................... F-1

Financial Statements:

  Consolidated Balance Sheet as of March 31, 1999........................... F-2

  Consolidated Statements of Operations for
    the period from June 23, 1998, date of inception,
    to March 31, 1999....................................................... F-4

  Consolidated Statements of Stockholders' Deficit for
    the period from June 23, 1998, date of inception,
    to March 31, 1999....................................................... F-5

  Consolidated Statements of Cash Flows for
    the period from June 23, 1998, date of inception,
    to March 31, 1999....................................................... F-6

  Notes to Consolidated Financial Statements................................ F-8

Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

The accompanying notes are an integral part of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective November 30, 1998, Gerald R. Perlstein, CPA ("Perlstein"), SITEK, Incorporated's (the "Registrant") principal independent accountant, resigned. Perlstein's report on the Registrant's financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified in any manner. During the Registrant's two most recent fiscal years, and the subsequent quarters preceding Perlstein's resignation, there were no disagreements with Perlstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

    Effective December 1, 1998, the Registrant engaged McGladrey & Pullen, LLP ("McGladrey") as its new independent accountant to audit its financial statements. Registrant's Audit Committee recommended the appointment of McGladrey.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Under the securities laws of the United States, SITEK's directors, its executive officers, and any persons holding more than 10% of SITEK's common stock are required to report their initial ownership of SITEK's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and SITEK is required to disclose any failure to file by these dates. SITEK believes that all of these filing requirements were not satisfied during the fiscal year ended March 31, 1999. In making these disclosures, SITEK has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the directors and executive officers of the Company and certain subsidiaries:

Name                             Age                       Title
----                             ---                       -----

Dr. Don M. Jackson, Jr.          64           Chairman of the Board, President,
                                              and Chief Executive Officer

Maurice McGill (1)               62           Director

L. Richard Myers (1)             67           Director

Dan Shunk (1)                    51           Director

Paul Jackson                     40           Secretary

Mark Simon                       35           President of CMP Solutions, Inc.

Julian Gates                     28           President of Advanced Technology
                                              Services, Inc.

(1) Member of the Audit and Compensation Committees.

         DR. DON M. JACKSON, JR. is one of the founders of CMP Solutions, Inc. and has served as Chairman of the Board, President, and Chief Executive Officer since the inception of SITEK, Incorporated operations. Dr. Jackson joined the company after an extensive career in various executive positions in technology companies such as ASM America, Inc., Superwave Technology, Inc., Microelectronic Packaging, Inc., Integrated Process Equipment Corporation, Westech Systems, Inc., Global Semiconductor Technologies, L.L.C., and Motorola. Dr. Jackson holds a Ph.D. from Arizona State University in Electrical Engineering. Dr. Jackson presently also is a director of Flexpoint Sensor Systems, Inc. in Midvale, Utah and M&I Thunderbird Bank in Phoenix, Arizona.

         MAURICE MCGILL became a Director of SITEK, Incorporated when it began operations in 1998. Mr. McGill is the Chairman of the Audit Committee. He presently serves as a Director of Bluebonnet Savings Bank and Premium Standard Farms, Inc. Mr. McGill held the positions of Executive V.P., CFO, and Director of IBP, Inc. in Dakota City, Nebraska from which he retired in 1988. Mr. McGill previously served as a Partner and National Director of Services for the meat industry for Touche Ross & Co. in Phoenix, Arizona. He holds a BS in accounting and business administration from the University of Missouri and is a CPA.

         L. RICHARD MYERS has been a Director of SITEK, Incorporated since inception of its operations and serves as the Chairman of the Compensation Committee. He is a retired Rear Admiral of the U.S. Navy and formerly was the Commanding Officer of the USS John F. Kennedy. Mr. Myers served as Team Leader on President Reagan's Private Sector Study formed to reduce waste in government spending. He holds a MS in International Affairs from American University and a BA in Business Administration and Economics from Fresno State College.

    DR. DAN SHUNK became a Director of SITEK, Incorporated when it began operations. Dr. Shunk is an Associate Professor of Engineering at Arizona State University and formerly functioned as its CIM Systems Research Center Director. He previously has held various executive and management positions in GCA Corporation, International Harvester, and Rockwell. Dr. Shunk has received several awards including the SME International Manufacturing Education Award in 1996 and Industrial Engineering Faculty of the Year Award in 1991. He received his Ph.D. in Industrial Engineering from Purdue University.

         PAUL JACKSON is a founder of CMP Solutions, Inc. and serves as Secretary to SITEK, Incorporated. Mr. Jackson was employed as the Executive V.P. and General Manager of Global Semiconductor Technologies and previously held the position of V.P. of Advanced Technology at Integrated Process Equipment Corporation. He has also served in various management and engineering positions at McDonald Douglas Corporation. Mr. Jackson holds a BS in Aerospace Engineering from the University of Kansas. Paul Jackson is the son of Dr. Don M. Jackson, Jr.

         MARK SIMON is a founder of CMP Solutions, Inc. and currently serves as its President. Mr. Simon previously held several management positions at Integrated Process Equipment Corporation in the field operations and process engineering areas. Mr. Simon holds an AS degree in Electro Mechanical Technology from St. Phillips College in San Antonio, TX.

         JULIAN GATES is the President of Advanced Technology Services, Inc. and a founder of CMP Solutions, Inc. Mr. Gates previously was the President of Alternative Technical Services, Inc. and a Vice President of European Semiconductor, Inc. He holds a BS degree in Business Administration from Chapman University.

         Information  in response to this Item is  incorporated  by reference to
(i) the biographical information relating to the Company's directors under the caption "Election of Directors" and the information relating to Section 16 compliance under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" in SITEK's definitive Proxy Statement for its Annual Meeting of Stockholders to be held September 28, 1999 (the "Proxy Statement.") SITEK anticipates filing the Proxy Statement within 120 days after March 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The  information  under  the  heading   "Executive   Compensation"  and
"Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  information  under the heading  "Voting  Securities  and Principal
Holders  Thereof  -  Security   Ownership  of  Certain   Beneficial  Owners  and
Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

         THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          (a) FINANCIAL STATEMENTS

          (b) REPORTS ON FORM 8-K.

              None.

          (c) EXHIBITS

              See the Exhibit Index immediately following the signature page of this report, which Index is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SITEK, INCORPORATED


Date: July 14, 1999                     By /s/ Don M. Jackson, Jr.
                                           -------------------------------------
                                           Dr. Don M. Jackson, Jr.
                                           President

                                        By /s/ Gloria Zemla
                                           -------------------------------------
                                           Gloria Zemla
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                        DATE
---------                             -----                        ----

/s/ Don M. Jackson, Jr.               Director                     July 14, 1999
---------------------------
Dr. Don M. Jackson, Jr.


/s/ Daniel L. Shunk                   Director                     July 14, 1999
---------------------------
Dr. Daniel L. Shunk


/s/ Maurice McGill                    Director                     July 14, 1999
---------------------------
Mr. Maurice McGill

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION               INCORPORATED BY REFERENCE TO:
-----------             -----------               -----------------------------
   2.1         A copy of the Certificate of       Form 8-K filed with the SEC on
               Ownership and Merger merging       August 17, 1998
               DentMart into SITEK, including
               the Plan and Agreement of Merger

   2.2         A copy of the Articles of Merger   Form 8-K filed with the SEC on
               or Share Exchange filed in the     August 17, 1998
               State of Colorado

   3.1         Articles of Incorporation of       Form 8-K filed with the SEC on
               Registrant                         August 17, 1998

   3.2         Bylaws of Registrant               Form 10-K filed with the SEC
                                                  on April 17, 1998

   10.1        A copy of the Exchange Agreement   Form 8-K filed with the SEC on
                                                  August 17, 1998

   10.2        A copy of the Registration         Form 8-K filed with the SEC on
               Rights Agreement                   August 17, 1998

   10.3        Equipment Lease dated February     Form 10-Q Filed with the SEC
               5, 1999, as Amended                on February 26, 1999

   10.4        Line of Credit Agreement with      Filed herewith
               TLD Funding Group dated
               February 5, 1999

   10.5        Finance Agreement with             Filed herewith
               TLD Funding Group dated
               March 19, 1999

   10.6        $5.2 million Promissory Note and   Filed herewith
               Equipment Finance Agreement
               dated March 11, 1999

   10.7        Amendment to Equipment Finance     Filed herewith
               Agreement

   10.8        Warrant Agreement                  Filed herewith

   16.1        Letter from Gerald R. Perlstein,   Form 8-K filed with the SEC on
               C.P.A. to Securities and           December 7, 1998
               Exchange Commission regarding
               resignation as Registrant's
               principal accountant

   16.2        Resignation Letter from            Filed herewith
               Gereld R. Perlstein to SITEK
               Board of Directors

   21.1        Subsidiaries                       Filed herewith

   27.1        Financial Data Schedule            Filed herewith

                          INDEPENDENT AUDITOR'S REPORT


To the Audit Committee
SITEK, Incorporated and Subsidiaries
(A Development Stage Company)
Tempe, Arizona

We have audited the accompanying consolidated balance sheet of SITEK, Incorporated and Subsidiaries (A Development Stage Company) as of March 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from June 23, 1998 (date of inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SITEK, Incorporated and Subsidiaries (A Development Stage Company) as of March 31, 1999, and the results of their operations and their cash flows for the period from June 23, 1998 (date of inception) to March 31, 1999, in conformity with generally accepted accounting principles.


Phoenix, Arizona
May 28, 1999

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

ASSETS
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash                                                               $      863
   Accounts receivable (NOTE 11)                                         207,934
   Related party receivables (NOTE 14)                                    58,161
   Inventory (NOTES 2, 5 AND 6)                                        5,389,000
   Prepaid financing fees (NOTE 6)                                       568,533
   Prepaid VAT (NOTE 2)                                                  910,000
   Prepaid expenses and other assets, including $3,000
      employee advance                                                   117,592
                                                                      ----------
             Total current assets                                      7,252,083
                                                                      ----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net of
    accumulated depreciation and amortization (NOTES 3 AND 4)             90,707
                                                                      ----------

DEPOSITS                                                                  37,466
                                                                      ----------

                                                                      $7,380,256
                                                                      ==========

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

Current liabilities
   Line of credit (NOTE 5)                                          $   154,000
   Convertible debentures (NOTE 7)                                       80,000
   Advances from related parties (NOTE 14)                              388,418
   Notes payable (NOTE 6)                                             5,745,510
   Accounts payable                                                     268,774
   Customer deposits                                                    171,250
   Accrued expenses, including $72,000 in directors fees                183,080
   Accrued expense - promoter/stockholder (NOTE 14)                     125,000
   VAT payable (NOTE 2)                                                 910,000
   Deferred revenue (NOTE 4)                                             20,644
                                                                    -----------
             Total current liabilities                                8,046,676
                                                                    -----------

Deferred revenue, long-term portion (NOTE 4)                             37,848
                                                                    -----------

Deferred rent payable (NOTE 10)                                           9,367
                                                                    -----------

LINE OF CREDIT (NOTE 5)                                                 207,181
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (NOTES 10, 13 AND 15)

STOCKHOLDERS' DEFICIT (NOTES 5, 7 AND 8)
   Preferred stock, $.01 par value, 2,000,000 shares authorized,
      none issued                                                            --
   Common stock, $.005 par value, 50,000,000 shares authorized,
      12,230,813 shares issued and outstanding, 5,000 shares
        issuable (NOTE 5)                                                61,179
   Additional paid-in capital                                             2,475
   Deficit accumulated during the development stage                    (984,470)
                                                                    -----------
                                                                       (920,816)
                                                                    -----------
                                                                    $ 7,380,256
                                                                    ===========

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM JUNE 23, 1998, DATE OF INCEPTION, TO MARCH 31, 1999

                                                                   Period from
                                                                  June 23, 1998,
                                                                     date of
                                                                  inception, to
                                                                  March 31, 1999
--------------------------------------------------------------------------------

Net sales (NOTE 11)                                                $  2,720,898
Cost of goods sold                                                    2,030,900
                                                                   ------------
           Gross profit                                                 689,998
                                                                   ------------

Operating expenses (NOTES 4 AND 14):
   Selling, general and administrative                                  915,109
   Engineering                                                          425,828
                                                                   ------------
                                                                      1,340,937
                                                                   ------------
           (Loss) from operations                                      (650,939)
                                                                   ------------

Other income (expense):
   Interest expense and financing costs                                (277,177)
   Gain on sale of equipment and miscellaneous income                     3,800
                                                                   ------------
                                                                       (273,377)
                                                                   ------------

           Net (loss)                                              $   (924,316)
                                                                   ============

(Loss) per common share, basic and diluted                         $      (0.08)
                                                                   ============

Weighted average shares outstanding, basic and diluted               11,396,001
                                                                   ============

See Notes to Consolidated Financial Statements.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
PERIOD FROM JUNE 23, 1998, DATE OF INCEPTION, TO MARCH 31, 1999

                                                                                      Deficit
                                                                                    accumulated
                                                 Common stock          Additional   during the
                                           ------------------------     paid-in     development
                                             Shares        Amount       capital        stage          Total
--------------------------------------------------------------------------------------------------------------
   Issuance of stock, June 23, 1998         1,000,000    $    1,000    $       --    $       --     $    1,000

   Effect of merger/recapitalization       11,230,813        60,154            --       (60,154)            --

   Stock issuable for services (NOTE 5)         5,000            25         2,475            --          2,500

   Net (loss)                                      --            --            --      (924,316)      (924,316)
                                           ----------    ----------    ----------    ----------     ----------

Balance, March 31, 1999                    12,235,813    $   61,179    $    2,475    $ (984,470)    $ (920,816)
                                           ==========    ==========    ==========    ==========     ==========

See Notes to Consolidated Financial Statements.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM JUNE 23, 1998, DATE OF INCEPTION, TO MARCH 31, 1999

                                                                   Period from
                                                                  June 23, 1998,
                                                                     date of
                                                                  inception, to
                                                                  March 31, 1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                      $  (924,316)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
      Amortization of prepaid financing fees                            87,467
      Depreciation and amortization                                     18,998
      Gain recognized on sale leaseback transaction                     (3,441)
      Stock issuable for services                                        2,500
      Deferred rent expense                                              9,367
      Changes in assets and liabilities:
        Accounts receivable                                           (207,934)
        Inventory                                                   (5,389,000)
        Prepaid expenses and other assets                             (117,592)
        Advances from related parties                                  388,418
        Accounts payable                                               268,774
        Customer deposits                                              171,250
        Accrued expenses                                               308,080
                                                                   -----------
                  Net cash (used in) operating activities           (5,387,429)
                                                                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Related party advances                                              (58,161)
   Proceeds from sale leaseback transaction                            792,819
   Purchase of leasehold improvements and equipment,
      $340,000 from a stockholder (NOTE 4)                            (840,591)
   Payments on deposits                                                (37,466)
                                                                   -----------
                  Net cash (used in) investing activities             (143,399)
                                                                   -----------

See Notes to Consolidated Financial Statements.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
PERIOD FROM JUNE 23, 1998, DATE OF INCEPTION, TO MARCH 31, 1999

                                                                   Period from
                                                                  June 23, 1998,
                                                                     date of
                                                                  inception, to
                                                                  March 31, 1999
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on lines of credit                                   $   361,181
   Proceeds from issuance of convertible debentures                     80,000
   Issuance of common stock                                              1,000
   Repayment of notes payable                                         (850,490)
   Proceeds from notes payable                                       5,940,000
                                                                   -----------
        Net cash provided by financing activities                    5,531,691
                                                                   -----------

Net increase in cash                                                       863

Cash, beginning of period                                                   --

Cash, end of period                                                $       863
                                                                   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
      Cash payments for interest                                   $   162,462
                                                                   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
      Financing costs                                              $   656,000
                                                                   ===========

See Notes to Consolidated Financial Statements.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS:

SITEK, Incorporated and Subsidiaries (the Company) plan to be engaged in providing engineering and manufacturing services to the semiconductor industry. The Company also buys and sells pre-owned semiconductor processing and manufacturing equipment to the worldwide market of semiconductor companies. During its development stage, the Company has been raising capital, establishing the infrastructure, acquiring equipment, setting up a clean room and obtaining loans. The Company sales relate primarily to the equipment resale operations. It is still devoting substantial efforts to establishing the business.

REORGANIZATION:

On July 14, 1998, Dentmart Group, Inc., (Dentmart) an inactive public reporting entity, was merged into its wholly-owned subsidiary SITEK, Incorporated (SITEK), with SITEK as the surviving corporation. Each stockholder of Dentmart received one share of SITEK's common stock for every 1.65 shares of Dentmart's common stock resulting in 3,030,273 shares of SITEK's common shares outstanding.

On July 14, 1998, a share exchange agreement between SITEK, Incorporated (SITEK) and CMP Solutions, Inc. (CMP) occurred resulting in CMP being a 100% wholly-owned subsidiary of SITEK. SITEK acquired all of the issued and outstanding shares of CMP in exchange for 9,200,000 shares of SITEK common stock. CMP was incorporated on June 23, 1998 and had no activity prior to the merger. For accounting purposes, this transaction has been accounted for as a reverse acquisition with CMP being treated as the accounting acquirer and no step up in basis of the assets. In connection with the share exchange agreement, the stockholders have the right to require their stock to be registered in conjunction with another future registration of the Company's common stock.

On July 24, 1998, two stockholders contributed all of the outstanding stock of Advanced Technology Services, Inc. (ATSI) as a 100% wholly-owned subsidiary of SITEK. ATSI had no activity prior to the merger.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES FOLLOWS:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the amounts of SITEK and its wholly owned subsidiaries, Advanced Technology Services, Inc. (ATSI) and CMP Solutions, Inc. (CMP). All material intercompany accounts and transactions have been eliminated in consolidation.

INVENTORY:

Inventory consist of equipment held for resale and is stated at the lower of cost (specific identification method) or market.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PREPAID FINANCING FEES:

Prepaid financing fees represent additional costs incurred by the Company to borrow funds. Prepaid financing fees are amortized over the term of the debt.

LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

Leasehold improvements and equipment are stated at cost. The equipment is being depreciated over its useful life, which is estimated to be between three and five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization is computed using the straight-line method.

INCOME TAXES:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash, accounts receivable, accounts payable and notes payable approximate fair values due to the short-term maturities of these instruments.

LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing the loss attributable to the common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding plus the dilutive effect of any stock options or warrants. The effect of the options and warrants have not been included in the computation of diluted loss per common share because their inclusion would have had an anti-dilutive effect.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending March 31, 2001. The Company has not completed evaluating the impact of implementing the provisions of Statement No. 133.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. VALUE ADDED TAX


In connection with the Company's purchase of $5,200,000 of inventory in the United Kingdom they are liable for $910,000 in Value Added Tax (VAT). The tax will be paid back to the Company. This amount is recorded as both a liability and a prepaid asset. As of March 31, 1999, this inventory was located in the United Kingdom.

NOTE 3. LEASEHOLD IMPROVEMENTS AND EQUIPMENT


Leasehold improvements and equipment as of March 31, 1999 consists of the following:

      Leasehold improvements                                          $  70,151
      Machinery and equipment                                            34,770
                                                                      ---------
                                                                        104,921
      Less accumulated depreciation and amortization                     14,214
                                                                      ---------
                                                                      $  90,707
                                                                      =========

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4. SALE LEASEBACK TRANSACTION


During 1999, the Company sold several pieces of equipment for $792,819 to TLD Funding Group realizing a gain of $61,993. Simultaneous with the sale, the Company entered into an agreement to lease back the equipment for a term of three years under a noncancelable operating lease. The future minimum lease payments are included in the total future commitments at Note 10. The gain resulting from the sale has been recorded as deferred revenue and is being amortized over the lease term. Included as a deferred item in liabilities is the unamortized balance of $58,492 at March 31, 1999.

Prior to the sale leaseback transaction the Company leased a portion of this equipment from a stockholder for six months at a total cost of $42,000. At the end of the six months the Company purchased equipment for $340,000 from the stockholder.

NOTE 5. LINES OF CREDIT

The Company has borrowings available under terms of a line of credit with TLD Funding Group expiring March 2000, with maximum borrowings of $1,000,000. Borrowings under this agreement must be utilized to purchase equipment for resale, and bears interest at 1% of the advanced amount for the first 30 days and 2% monthly of the advanced amount, thereafter. The Company must pay additional financing fees of 7% for each advance at the time of payment by the vendor. The line of credit is secured by the purchased equipment for resale. Outstanding borrowings under this agreement were $154,000 at March 31, 1999.

The Company also has borrowings available under terms of a line of credit with TLD Funding Group expiring February 4, 2001, with maximum borrowings of $207,181 at any time on or before February 4, 2001. Interest is due monthly on the unpaid balance at 1.5%. The collateral for this line of credit consists of the personal guarantee of two stockholders and two related companies. Outstanding borrowings under this agreement were $207,181 at March 31, 1999.

As additional consideration, the Company granted TLD Funding Group warrants to purchase 20,000 shares of its common stock at an option price of $6 per share. The warrants are exercisable immediately anytime before February 5, 2004. No warrants were exercised during the period ended March 31, 1999. The Company also approved a grant to TLD Funding Group of 5,000 shares of stock for services in 1999. The shares have not been issued as of March 31, 1999.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. NOTES PAYABLE

A summary of the Company's notes payable and collateral pledged thereon consisted of the following at March 31, 1999:

Note payable,  lending  group,  interest  payable at 2%
every 10 days, due upon receipt of funds from customer,
secured by the equipment purchased for resale.                       $    17,000

120 day short term note  payable,  TLD  Funding  Group,
outstanding  balance  due  July  13,  1999,   effective
interest rate of 38%; collateralized by inventory.  The
note payable includes  $656,000 of financing fees which
are being  amortized  over the life of the  loan.  A 5%
monthly  penalty  will be assessed  on the  outstanding
balance  due if any amount is not covered by a purchase
order  after the 91st day. In the event the note is not
repaid at the due date, the 5% monthly  penalty will be
assessed.  The two 5% penalties are not  cumulative but
are assessed every 30 days on outstanding balance.                     5,728,510
                                                                     -----------
                                                                     $ 5,745,510
                                                                     ===========

NOTE 7. CONVERTIBLE DEBENTURES

At March 31, 1999, the Company has convertible debentures of $80,000. A relative of a stockholder purchased $75,000 of the total convertible debentures. The debentures are convertible into the Company's common stock at anytime after 90 days from purchase through their maturity date, 24 months subsequent to the date of purchase. Also, the debentures bear interest at 6%, payable annually on the anniversary date. The debentures, plus accrued interest, are convertible in cash or common stock at the option of the purchaser. If paid in common stock, the debentures are convertible into common stock at the lessor of (a) 80% of the five day average closing bid price, as reported by Bloomberg, for the five consecutive trading days immediately preceding the applicable conversion date or
(b) 125% of the five day average closing bid price, as reported by Bloomberg, for the five consecutive trading days immediately preceding the purchase date. The debentures are subject to a mandatory 24 month conversion feature at the end of which all debentures outstanding will be automatically converted to shares of common stock. There is no beneficial conversion feature associated with the convertible debentures as the fair market value, as determined by an independent valuation, is lower than the bid price.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. STOCK OPTIONS

Effective January 19, 1999, the Board of Director's approved a stock option plan (1999 plan). This plan provides for the granting of incentive and nonqualified stock options to officers, directors or employees of the Company. The plan also provides for the granting of nonqualified stock options to any director, consultant or other individual whose participation the Board determines to be in the best interest of the Company. Total number of shares of company stock that may be issued under the plan, shall in aggregate not exceed 1,500,000 shares. As of March 31, 1999, no options had been granted under this plan.

On October 28, 1998, the Company granted 300,000 options to three directors with an exercise price of $1. The options vest over four years and expire ten years after the grant date. As of March 31, 1999, no options had been exercised, forfeited or expired and 106,250 were exercisable. The weighted average fair value of the options granted during the period was seventeen cents. The options outstanding have a weighted average remaining contractual life of 9.5 years. The fair value of the stock option grants is estimated on the date of grant in accordance with FASB No. 123 with the following assumptions: no dividends; risk-free interest rate 5%; expected life 10 years; and a volatility rate of 45.

As permitted by FASB No. 123, the Company has elected to measure cost for its stock-based compensation plans with employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation cost has been recognized as the option prices are equal to or greater than the fair market value on the grant dates. Had compensation for the Company's stock options granted to employees and directors been determined based upon the fair value at the grant date for awards consistent with a methodology prescribed in FASB No. 123, the Company's net loss attributable to common stock and net loss per share for the period ended March 31, 1999 would have increased to the pro forma amounts indicated below:

Net (loss)
    As reported                                                      $ (924,316)
                                                                     ==========
    Pro forma                                                        $ (942,172)
                                                                     ==========
Basic and diluted net (loss) per share
    As reported                                                      $    (0.08)
                                                                     ==========
    Pro forma                                                        $    (0.08)
                                                                     ==========

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES

Net deferred tax assets consist of the following components as of March 31, 1999:

Deferred tax assets:
   Operating loss carryforwards                                      $  233,000
   Other                                                                 22,000
                                                                     ----------
                                                                        255,000
   Less valuation allowance                                            (255,000)
                                                                     ----------
                                                                     $       --
                                                                     ==========

During the period ended March 31, 1999, the Company recorded a valuation allowance of $255,000 on the deferred tax assets to reduce the total to zero. Although management believes the full amount of the deferred tax assets will ultimately be realized, the Company has no history and therefore management estimates that the Company does not meet the "more likely than not" threshold for recognizing the assets. Therefore, an allowance has been recorded for the full amount of the deferred tax assets. Realization of the deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the period ended March 31, 1999.

The Company's net operating loss carryforward of approximately $581,000 for federal and state income tax purposes expires in 2014.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the period ended March 31, 1999 due to the following:

Benefit calculated at statutory rate                                 $  324,000
Increase (decrease) in income taxes resulting from:
   State income taxes                                                    32,000
   Valuation allowance                                                 (255,000)
   Nondeductible expenses                                              (101,000)
                                                                     ----------
                                                                     $       --
                                                                     ==========

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. COMMITMENTS AND CONTINGENCIES


LEASE AGREEMENTS:

The Company leases certain facilities and equipment under noncancelable operating lease agreements, with monthly payments of approximately $22,500. Deferred rent has been recorded in connection with the equipment lease for escalating rents. The leases expire through February 2002. The total minimum rental commitments are as follows:

Years ending March 31:
----------------------
        2000                                                          $  278,031
        2001                                                             332,687
        2002                                                             329,351
                                                                      ----------
                                                                      $  940,069
                                                                      ==========

Total rent expense for the period ended March 31, 1999 approximated $132,000.

CONTINGENCIES:

Subsequent to year end, the Company has been named a defendant in a lawsuit from a former employee and a former consultant alleging wrongful termination, amounts owed for consulting services and misappropriated trade secrets. Management denies these allegations and intends to defend itself vigorously. The defendants have demanded the value of 1,000,000 shares of the Company's stock. No provision has been made to the financial statements as a result of this lawsuit.

NOTE 11. MAJOR CUSTOMER

During the period ending March 31, 1999, approximately $2,608,000 or 96% of revenues were from one customer. In addition, at March 31, 1999 the accounts receivable balance due from this customer was approximately $168,000 or 81% of total receivables.

NOTE 12.  SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

There are two reportable segments: ATSI and CMP. ATSI buys and sells pre-owned semiconductor processing and manufacturing equipment to the worldwide market of semiconductor companies. CMP provides engineering and manufacturing services to the semiconductor electronics industry. CMP also provides foundry services and on-site operations, management services and technical support to semiconductor customers.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12. SEGMENT INFORMATION (CONTINUED)

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense on long-term debt is allocated based upon the specific identification of debt incurred to finance leasehold improvements and equipment.

Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Financial information with respect to the reportable segments follows:

                                                          Corporate
                                                            and
                                    ATSI        CMP      unallocated    Totals
                                 ----------------------------------------------
Revenue from external customers  $2,692,250  $  28,648   $      --   $2,720,898
Interest expense                 $  255,390  $  16,335   $   5,452   $  277,177
Depreciation and amortization    $      438  $  18,560   $      --   $   18,998
Segment profit (loss)            $  233,775  $(432,485)  $(725,606)  $ (924,316)
Segment assets                   $7,150,336  $ 157,869   $  72,051   $7,380,256
Expenditures for segment assets  $  321,401  $ 519,190   $      --   $  840,591

The following table presents information about the Company's revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area:
                                                                  Long-Lived
                                                    Revenue          assets
                                                  ---------------------------
Holland                                           $ 2,211,250     $        --
France                                                396,000              --
United States                                         113,648          90,707
                                                  -----------     -----------
                                                  $ 2,720,898     $    90,707
                                                  ===========     ===========

NOTE 13. SUBSEQUENT EVENTS

DEBT PAYDOWN AND SUBSEQUENT SALES:

During the period subsequent to year end through May 28, 1999, the Company repaid approximately $2.7 million on the short term note payable due to TLD Funding Group. Sales subsequent to year end totaled approximately $5 million.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. SUBSEQUENT EVENTS (CONTINUED)

STOCK OPTIONS GRANTED:

On April 5, 1999, 150,000 stock options were granted to an employee. These options have an exercise price of one dollar and expire in 2009. None of these options had been exercised as of May 28, 1999.

ACQUISITION:

On April 28, 1999, SITEK acquired a company engaged in the manufacturing and sale of gas cylinder cabinets and gas purging systems used primarily in the semiconductor industry. The Company completed this transaction by paying $1,000,000, of which $50,000 had been paid prior to March 31, 1999, in cash for all of the common stock, and paying $200,000 to settle an outstanding liability to the current stockholder of the target company. The agreement also calls for a two-year covenant not to compete. Additional debt was obtained to finance this acquisition. The acquisition is expected to be accounted for as a purchase.

NOTE 14. RELATED PARTY TRANSACTIONS


Related party receivables consist of the following amounts:
   Advances to an entity (ACT) related through common ownership     $    13,000
   Advances to an entity (GST) related through common ownership          45,161
                                                                    -----------
                                                                    $    58,161
                                                                    ===========

Advances from related parties consist of the following:
   Advances from a entity (GST) related through common ownership    $   227,478
   Advances from a stockholder                                          160,940
                                                                    -----------
                                                                    $   388,418
                                                                    ===========

During the period ended March 31, 1999, GST, an entity related through common ownership, made advances to SITEK for administrative services and rental facilities. The advances totaled $227,478 at March 31, 1999 and are included in operating expenses in the consolidated statements of operations.

In addition, during the period ended March 31, 1999, a stockholder paid certain expenses on behalf of the Company totaling $160,940. The advances are short-term and noninterest bearing and will be repaid within twelve months.

The Company has included in operating expense $125,000 which is payable to a stockholder at March 31, 1999. In addition, $19,200 was paid to this stockholder for consulting services.

SITEK, INCORPORATED AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15. MANAGEMENT'S PLANS

The Company incurred a loss during its first period of operations due to the nature of the development stage company. During the period from April 1, 1999 through May 28, 1999, the Company has made sales of approximately $5 million and has approximately $1.1 million in cash as of May 28, 1999. In addition, the Company has paid down existing debt by approximately $2.7 million through May 28, 1999.

The Company plans to continue its equipment resale operations to fund working capital and to raise additional capital. The Company intends to begin providing engineering and manufacturing services. In addition, the Company plans to develop the business of the company acquired subsequent to year end (Note 13).

If the liquidity of the Company is not such that the debt described in Note 6 is not paid off by July 13, 1999 the Company will attempt to refinance the outstanding balance.