Form 10-K/A
period 1999-03-31
SITEK INC
filed 1999-07-29
CIK 849862

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                    Issuer's telephone number: (602) 921-8555

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

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

ADVANCED TECHNOLOGY SERVICES, INC.

     In July 1998 SITEK formed a wholly owned subsidiary, Advanced Technology Services, Inc., an Arizona corporation ("ATSI"). ATSI is a business unit that buys and sells pre-owned semiconductor processing and manufacturing equipment to the world-wide market of semiconductor companies. ATSI generated nearly all of SITEK's sales revenues for the year ending March 31, 1999.

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

     Substantially all of SITEK's sales revenue was generated in Europe during fiscal year 1999. However, SITEK invoices primarily in U.S. dollars. There were no foreign currency exchange issues in fiscal year 1999.

     Almost all of SITEK's sales revenues for the fiscal year ending March 31, 1999 was generated in the sale of pre-owned semiconductor fabrication equipment, supplies of which may be sporadic in the future if the semiconductor industry improves and fewer semiconductor companies close. See "Special Risks -- Sporadic Supply of Pre-owned Equipment." In addition, nearly all of the Company's pre-owned semiconductor equipment sales were to a single customer, Phillips N.V. A reduction in orders could have materially adverse effect on business. See "Special Risks -- Dependence on Single Customer."

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

CMP SERVICES

     There currently is no competition for SITEK, through CMP Solutions, in the CMP services market -- other than the OEM demonstration labs doing CMP foundry work. SITEK expects other competitors to enter the market during fiscal year 2000. SITEK intends to retain its leadership position in the CMP services market by providing a comprehensive range of CMP services to all levels of end-users as well as key CMP equipment suppliers.

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

     During the next 12 months, SITEK expects to engage in funding efforts and acquisitions, complete CMP's manufacturing facilities, increase ATSI's revenues, introduce the new carrier head product, and develop VSM's business. SITEK also expects to acquire all of the capital stock of Global Semiconductor
Technologies, Inc., an Arizona corporation ("GST") and Advanced Control Technologies, Inc., an Arizona corporation ("ACT"), both located in Tempe, Arizona. Both GST and ACT have common ownership with SITEK. At the present time, SITEK shares office space and staff with GST and ACT. All expenditures to date between the companies have been treated as loans to or from these entities.

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

FUNDING REQUIREMENTS

     SITEK believes it will need additional capital during the next 12 months to meet its funding needs, including repayment of debt obligations when due, future acquisitions, product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. CMP will need additional funding before it is able to generate material revenues. There is no assurance that SITEK will be able to attract additional capital or that the funds, if acquired, will be sufficient to complete and integrate the acquisitions of GST or ACT, or to meet SITEK's product development or operating capital requirements. If the liquidity of the Company is not such that the debt described in Note 6 to the consolidated financial statements is not paid off by July 13, 1999, the Company will attempt to refinance the outstanding balance.

     Neither management nor other of SITEK's shareholders has made commitments to provide additional funds to SITEK. Accordingly, there can be no assurance that any additional funds will be available to SITEK to allow it to cover its capital needs. Management has a contingency plan to allow SITEK to sustain itself without additional funding. However, the success of this plan depends upon: (i) ATSI retaining its market position and substantially increasing its sales revenues in fiscal 2000; (ii) CMP reaching production status and attracting customers with minimal funding; (iii) VSM generating sufficient revenues to fund its operations; (iv) ACT and GST generating approximately $ 1.0 million in revenues during fiscal 2000, assuming SITEK acquires ACT and GST; and
(v) collecting receivables in a timely fashion.

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

     SPORADIC SUPPLY OF PRE-OWNED EQUIPMENT. During the fiscal year ending March 31, 1999 most all of SITEK's revenues were generated by its subsidiary involved in the sale of pre-owned semiconductor equipment. However, the availability of pre-owned semiconductor equipment is sporadic and determined in part by the age of semiconductor equipment currently used by companies in the industry semiconductor companies decisions to sell their capital equipment, both factors which are beyond the control of SITEK. A material reduction in the availability of pre-owned semiconductor equipment may have a material adverse effect on SITEK's business, financial condition, and the results of operations.

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

     RELIANCE ON KEY EXECUTIVES. SITEK's success depends on the efforts of Dr. Don M. Jackson, Jr. , Chief Executive Officer; Julian Gates, President of ATSI; Paul Jackson, Secretary of SITEK; and Mark Simon, President of CMP Solutions, Inc. Dr. Jackson has been the key individual responsible for financing for the development of SITEK. Mr. Gates has been primarily responsible for sales activities of ATSI that consisted of nearly all of SITEK's revenues during the fiscal year ended March 31, 1999. Messrs. Paul Jackson and Mark Simon, along with Dr. Don Jackson were co-founders of CMP Solutions, Inc. SITEK believes its relationships with these individuals are good. However, it cannot ensure that the services of these individuals will continue to be available to us in the future as each individual's employment is "at will."

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Under the securities laws of the United States, SITEK's directors, its executive officers, and any persons holding more than 10% of SITEK's common stock are required to report their initial ownership of SITEK's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and SITEK is required to disclose any failure to file by these dates. SITEK believes that all of these filing requirements were not satisfied during the fiscal year ended March 31, 1999. Each of the directors, executive officers and 10% beneficial owners made late Form 3 filings to the Securities and Exchange Commission on July 29, 1999. In making these disclosures, SITEK has relied solely on written representations of its directors and executive officers and copies of the reports that they have filed with the Commission.

DIRECTORS OF THE REGISTRANT

     The following  sets forth certain  information  regarding the directors and director nominees of the Company. Each director will be nominated for re-election for a one year term at the Company's September 28, 1999 Annual Meeting of Shareholders.

NAME                    AGE   DIRECTOR SINCE              TITLE
----                    ---   --------------              -----
Don M. Jackson, Jr.     64         1998        Chairman of the Board, President,
                                               and Chief Executive Officer

Maurice L. McGill (1)   62         1998        Director

L. Richard Myers (1)    67         1998        Director

Daniel L. Shunk (1)     51         1998        Director

----------
(1) Member of the Audit and Compensation Committees.

     DR. DON M. JACKSON, JR. is one of the founders of CMP Solutions, Inc. and has served as Chairman of the Board, President, and Chief Executive Officer since the inception of SITEK, Incorporated operations on July 14, 1998. Dr. Jackson joined the company after an extensive career in various executive positions in technology companies such as ASM America, Inc., Superwave Technology, Inc., Microelectronic Packaging, Inc., Integrated Process Equipment Corporation, Westech Systems, Inc., Global Semiconductor Technologies, L.L.C., and Motorola. Dr. Jackson holds a Ph.D. from Arizona State University in Electrical Engineering. Dr. Jackson presently also is a director of Flexpoint Sensor Systems, Inc. in Midvale, Utah and M&I Thunderbird Bank in Phoenix, Arizona.

     MAURICE L. MCGILL became a Director of SITEK, Incorporated on August 24, 1998. Mr. McGill is the Chairman of the Audit Committee. He presently serves as a Director of Bluebonnet Savings Bank and Premium Standard Farms, Inc. Mr. McGill held the positions of Executive V.P., CFO, and Director of IBP, Inc. in Dakota City, Nebraska from which he retired in 1988. Mr. McGill previously served as a Partner and National Director of Services for the meat industry for Touche Ross & Co. in Phoenix, Arizona. He holds an MS in accounting and business administration from the University of Missouri and is a CPA.

     L. RICHARD MYERS has been a Director of SITEK, Incorporated since August 24, 1998 and serves as the Chairman of the Compensation Committee. He is a retired Rear Admiral of the U.S. Navy and formerly was the Commanding Officer of the USS John F. Kennedy. Mr. Myers served as Team Leader on President Reagan's Private Sector Study formed to reduce waste in government spending. He holds a MS in International Affairs from American University and a BA in Business Administration and Economics from Fresno State College.

     DR. DANIEL L. SHUNK became a Director of SITEK, Incorporated on August 24, 1998. Dr. Shunk is an Associate Professor of Engineering at Arizona State University and formerly functioned as its CIM Systems Research Center Director. He previously has held various executive and management positions in GCA Corporation, International Harvester, and Rockwell. Dr. Shunk has received several awards including the SME International Manufacturing Education Award in 1996 and Industrial Engineering Faculty of the Year Award in 1991. He received his Ph.D. in Industrial Engineering from Purdue University.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company. Each executive officer will nominated for re-election by the Board of Directors at its regular meeting following the Company's September 28, 1999 Annual Meeting of Shareholders.

NAME                     AGE   OFFICER SINCE              TITLE
----                     ---   -------------              -----
Don M. Jackson, Jr.(1)   64         1998       Chairman of the Board, President,
                                               and Chief Executive Officer

Paul D. Jackson          40         1998       Secretary

Mark G. Simon            35         1998       President of CMP Solutions, Inc.

Julian W. Gates          28         1998       President of Advanced Technology
                                               Services, Inc.

----------
(1) Dr. Don M. Jackson's biographical information appears above in the Directors of the Registrant section.

     PAUL D. JACKSON is a founder of CMP Solutions, Inc. and has served as Secretary to SITEK, Incorporated since July 14, 1998. Mr. Jackson was employed as the Executive V.P. and General Manager of Global Semiconductor Technologies and previously held the position of V.P. of Advanced Technology at Integrated Process Equipment Corporation. He has also served in various management and engineering positions at McDonald Douglas Corporation. Mr. Jackson holds a BS in Aerospace Engineering from the University of Kansas. Paul Jackson is the son of Dr. Don M. Jackson, Jr.

     MARK G. SIMON is a founder of CMP Solutions, Inc. and has served as its President since July 14, 1998. Mr. Simon previously held several management positions at Integrated Process Equipment Corporation in the field operations and process engineering areas. Mr. Simon holds an AS degree in Electro Mechanical Technology from St. Phillips College in San Antonio, TX.

     JULIAN W. GATES is a founder of CMP Solutions, Inc. and has served as President of Advanced Technology Services, Inc. since July 24, 1998. Mr. Gates previously was the President of Alternative Technical Services, Inc. and a Vice President of European Semiconductor, Inc. He holds a BS degree in Business Administration from Chapman University.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth, with respect to the years ended March 31, 1999, compensation awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers who earned over $100,000 in total compensation who were serving as executive officers at March 31, 1999. No compensation information exists for the fiscal years ending March 31, 1998 or 1997 as the Company began operations in July 1998.

                                                                      LONG-TERM
                                                                    COMPENSATION
                                       ANNUAL COMPENSATION             AWARDS
                                ---------------------------------   ------------
                                                        OTHER        SECURITIES
                                                        ANNUAL       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL              SALARY               COMPENSATION   OPTIONS/SARS   COMPENSATION
POSITION                 YEAR   ($)(1)   BONUS ($)        ($)            (#)           ($)
---------------------    ----   ------   ---------   ------------   ------------   ------------
Don M. Jackson, Jr.      1999   89,100       0            0               0             0
  Director, President
  and Chief Executive
  Officer

----------
(1) Salary listed reflects the partial year salary earned by Dr. Jackson since August 1, 1998. Dr. Jackson's annual salary for the fiscal year ending March 31, 2000 is $225,000.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

     No stock options were granted during the last fiscal year to the executive officers named in the Summary Compensation Table. Consequently, no Option/SAR Grant table is being provided.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     Because none of the executive officers named in the Summary Compensation Table had been granted any options, no options were exercised during the last fiscal year and no Aggregate Option/SAR Exercises or FY-End Option/SAR Values table is being provided.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's common stock at June 15, 1999 with respect to (i) each person known to the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, (ii) each director of the Company and each director nominee, (iii) each of the named executive officers and (iv) all directors and executive officers of the Company as a group.

                                                  SHARES BENEFICIALLY
                                                      OWNED (1)(2)
                                                 ----------------------
IDENTITY OF STOCKHOLDER OR GROUP                  NUMBER        PERCENT
-------------------------------------            ---------      -------
Santina Anness (3)                                 900,000        7.32
Vince E. Birdwell (4)                              952,054        7.74
Mark A. DiSalvo (5)                                900,000        7.32
Sass DiSalvo (6)                                   895,490        7.28
Julian W. Gates                                  1,186,200        9.64
Dr. Don M. Jackson, Jr.                          1,186,200        9.64
Kevin B. Jackson (7)                               948,960        7.71
Paul D. Jackson                                  1,186,200        9.64
Maurice L. McGill (8)                               49,000          *
L. Richard Myers                                   238,792        1.94
Parog S. Modi                                    1,186,200        9.64
Dr. Daniel L. Shunk (10)                            49,000          *
Mark G. Simon                                    1,186,200        9.64
All directors and executive officers             6,030,552       49.0
  as a group (8 persons) (11)
----------
* Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Unless otherwise noted, the mailing address for each of the beneficial owners listed below is c/o SITEK, Incorporated, 1817 West Fourth Street, Tempe, Arizona 85281. All information was obtained from the Company's stock registry as of June 15, 1999.
(3) Ms. Anness whose mailing address is 9554 Via Salerno, Burbank, CA 91504, is the registered owner of 900,000 shares of the Company's common stock and the mother-in-law of Mark A. DiSalvo, a former director and officer of a predecessor company, Dentmart Group, Inc.
(4) Mr. Birdwell is an employee of the Company and acts as Secretary of CMP Solutions, Inc.
(5) Mr. DiSalvo was a director and officer of a predecessor Company to SITEK, Incorporated. His address is 192 Searidge Court, Shell Beach, CA 93449.

(6) Ms. DiSalvo, who mailing address is 248 North California Street, Burbank, CA 91505, is the registered owner of 895,490 shares of the Company's common stock and the mother of Mark A. DiSalvo, a former director and officer of a predecessor company, Dentmart Group, Inc.
(7) Mr. Kevin B. Jackson is the President of VSM Corporation which was recently acquired by the Company.
(8) Includes 25,000 shares Mr. McGill has a right to acquire upon exercise of stock options.
(9) Includes 25,000 shares Mr. Meyers has a right to acquire upon exercise of stock options.
(10) Includes 25,000 shares Dr. Shunk has a right to acquire upon exercise of stock options.
(11) Includes 75,000 shares directors have a right to acquire upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a period of six months during the fiscal year ending March 31, 1999 the Company leased several pieces of semiconductor equipment from Mark A. DiSalvo, a beneficial owner of more than five percent of the Company's outstanding stock and a former officer and director of the Company's predecessor company, Dentmart Group, Inc. The total cost for the six-month lease was $42,000. At the end of the lease in February 1999 the Company purchased the equipment from Mr. DiSalvo for $340,000.

     The Company has a line of credit with TLD Funding Group expiring February 4, 2001, with maximum borrowings of $207,181. Interest is due monthly on the unpaid balance at an interest rate of 1.5 percent. The collateral for this line of credit consists of the personal guarantees by Dr. Don M. Jackson, Jr., a director, the President and Chief Executive Officer of the Company, and Mark G. Simon, the President of CMP Solutions, Inc., a wholly owned subsidiary. Another company, Global Semiconductor Technologies, Inc. is also guarantor on this line of credit. Dr. Don M. Jackson, Jr. is a shareholder, the President and the sole director of Global Semiconductor Technologies, Inc.; Paul D. Jackson, secretary of the Company, is also the Executive Vice President, Secretary and a shareholder of Global Semiconductor Technologies, Inc. Outstanding borrowings under this line of credit with TLD Funding Group were $207,181 at March 31, 1999.

     During the period ending March 31, 1999 Global Semiconductor Technologies, Inc. made advances to SITEK for administrative services and rental payment on the shared facilities. The advances totaled $227,478 at March 31, 1999. Dr. Don
M. Jackson, Jr., a director, President and the Chief Executive Officer of SITEK is also a director, the President and Chief Executive Officer of Global Semiconductor Technologies, Inc. Paul D. Jackson, Secretary of SITEK is also the Executive Vice President, Secretary and shareholder of Global Semiconductor Technologies, Inc.

     During the fiscal year ending March 31, 1999, Julian Gates, President of Advanced Technology Services, Inc., a wholly owned subsidiary of the Company, paid certain expenses on behalf of the Company totaling $160,940. The advances are short term and none interest bearing and will be repaid by the Company within 12 months.

     As of March 31, 1999 the Company owed Mark A. DiSalvo, a beneficial owner of more than five percent of the Company's outstanding common stock, $125,000 for services related to the July 14, 1998 Stock Purchase and Exchange Agreement between CMP Solutions, Inc. and SITEK, Incorporated. In addition the Company paid Mr. DiSalvo $19,200 during the fiscal year ending March 31, 1999 for consulting services.

     Officers, directors and/or five percent beneficial owners Vince E. Birdwell, Julian W. Gates, Dr. Don M. Jackson, Jr., Paul D. Jackson, L. Richard Myers, Parag S. Modi and Mark G. Simons obtained their positions and/or holdings of the Company in connection with the July 14, 1998 Stock Purchase and Exchange Agreement between CMP Solutions and SITEK, Incorporated, then a wholly owned subsidiary of the Dentmart Group, Inc. whose sole director, officer and shareholder at the time was Mark A. DiSalvo. In accordance with the terms of the exchange agreement the Dentmart Group, Inc. entered into a reverse merger with its wholly owned subsidiary, SITEK, Incorporated from which SITEK, Incorporated was the surviving company. The shareholders of CMP then exchanged their shares of CMP Solutions for the number of shares of SITEK, Incorporated which are listed in the Security Ownership of Certain Beneficial Owners and Management table, except for outside director, Mr. Myers, whose shareholdings reflect additional stock option grants and stock paid for services provided as a director.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SITEK, INCORPORATED


Date:   July 29, 1999                   By /s/ Don M. Jackson, Jr.
                                           -------------------------------------
                                           Dr. Don M. Jackson, Jr.
                                           President and Chief Executive Officer



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


SIGNATURE                       TITLE                DATE
---------                       -----                ----

/s/ Don M. Jackson, Jr.        Director             July 29, 1999
------------------------
Dr. Don M. Jackson, Jr.


/s/ L. Richard Myers           Director             July 29, 1999
------------------------
Mr. L. Richard Myers


/s/ Maurice L. McGill          Director             July 29, 1999
------------------------
Mr. Maurice L. McGill

                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION                          INCORPORATED BY REFERENCE TO:
-----------     ---------------------------------------        ----------------------------------------
    2.1         A copy of the Certificate of Ownership         Form 8-K filed with the SEC on August 17, 1998
                and Merger merging DentMart into SITEK,
                including the Plan and Agreement of Merger

    2.2         A copy of the Articles of Merger or            Form 8-K filed with the SEC on August 17, 1998
                Share Exchange filed in the State of Colorado

    3.1         Articles of Incorporation of Registrant        Form 8-K filed with the SEC on August 17, 1998

    3.2         Bylaws of Registrant                           Form 10-K filed with the SEC on April 17, 1998

   10.1         A copy of the Exchange Agreement               Form 8-K filed with the SEC on August 17, 1998

   10.2         A copy of the Registration Rights Agreement    Form 8-K filed with the SEC on August 17, 1998

   10.3         Equipment Lease dated February 5, 1999,        Form 10-Q Filed with the SEC on February 26, 1999
                as Amended

   10.4         Line of Credit Agreement with                  Form 10-K Filed with the SEC on July 14, 1999
                TLD Funding Group dated February 5, 1999

   10.5         Finance Agreement with TLD Funding             Form 10-K Filed with the SEC on July 14, 1999
                Group dated March 19, 1999

   10.6         $5.2 million Promissory Note and Equipment     Form 10-K Filed with the SEC on July 14, 1999
                Finance Agreement dated March 11, 1999

   10.7         Amendment to Equipment Finance Agreement       Form 10-K Filed with the SEC on July 14, 1999

   10.8         Warrant Agreement                              Form 10-K Filed with the SEC on July 14, 1999

   10.9         Compiled Lease Agreement for CMP               Filed Herewith
                Solutions, Inc.'s offices

   16.1         Letter from Gerald R. Perlstein, C.P.A.        Form 8-K filed with the SEC on December 7, 1998
                to Securities and Exchange Commission
                regarding resignation as Registrant's
                principal accountant

   16.2         Resignation Letter from Gereld R.              Form 10-K Filed with the SEC on July 14, 1999
                Perlstein to SITEK Board of Directors

   21.1         Subsidiaries                                   Form 10-K Filed with the SEC on July 14, 1999

   27.1         Financial Data Schedule                        Form 10-K Filed with the SEC on July 14, 1999