Form 10-Q
period 1999-06-30
SITEK INC
filed 1999-08-16
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission File Number: 33-28417


           SITEK, INCORPORATED (FORMERLY KNOWN AS DENTMART GROUP, INC.
                             AN ELGIN CORPORATION)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     86-0923886
-------------------------------             ------------------------------------
    (State of other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


  1817 West 4th Street, Tempe, Arizona                    85281
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


                                 (602) 921-8555
                ------------------------------------------------
                (Issuer's telephone number, including area code)

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,307,813 shares of common stock outstanding as of August 9, 1999.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and 1998.........  1

         Consolidated Statements of Operations
            Three Months ended June 30, 1999 and 1998.....................  2

         Consolidated Statements of Cash Flows
            Three Months ended June 30, 1999 and 1998.....................  3

         Consolidated Statement of Stockholders' Equity
            Period from June 23, 1998, date of inception,
              to June 30, 1999............................................  4

         Notes to Consolidated Financial Statements.......................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 14

Item 2.  Changes in Securities and Use of Proceeds........................ 14

Item 5.  Other Information................................................ 14

Item 6.  Exhibits and Reports on Form 8-K................................. 14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITEK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 1999 and 1998 (Unaudited)

                                                       June 30,       June 30,
                                                         1999          1998
                                                      ----------     ----------
ASSETS

CURRENT ASSETS
  Cash                                                $1,319,785     $       --
  Accounts receivable                                  1,430,379             --
  Related party receivables                              244,113             --
  Inventory                                            4,289,109             --
  Prepaid financing fees                                 135,233             --
  Prepaid VAT                                             15,025             --
  Prepaid expenses and other assets                       75,176             --
  Deferred tax asset                                      33,500             --
                                                      ----------     ----------
    Total current assets                               7,542,320             --
                                                      ----------     ----------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization
  of $29,638 as of June 30, 1999                         394,814             --
DEPOSITS                                                  63,476             --
GOODWILL, less accumulated amortization of $13,329       544,469             --
COVENANT NOT TO COMPETE, less accumulated
  amortization of $2,000                                  22,000             --
                                                      ----------     ----------
                                                      $8,567,079     $       --
                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                      $  234,700     $       --
  Convertible debentures                                  80,000             --
  Advances from related parties                          510,323             --
  Notes payable                                        3,336,256             --
  Accounts payable                                     1,058,037             --
  Customer deposits                                    1,302,743             --
  Accrued expenses                                       669,268             --
  VAT payable                                            153,682             --
  Deferred revenue, current portion                       17,070             --
  Income tax payable                                     462,000             --
                                                      ----------     ----------
    Total current liabilities                          7,824,079             --
                                                      ----------     ----------
CAPITAL LEASE OBLIGATION                                   6,640             --
                                                      ----------     ----------
DEFERRED REVENUE, long term portion                       36,261             --
                                                      ----------     ----------
CONVERTIBLE DEBENTURES                                   147,500             --
                                                      ----------     ----------

DEFERRED RENT PAYABLE                                     24,695             --
                                                      ----------     ----------
LINE OF CREDIT                                           207,181             --
                                                      ----------     ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    2,000,000 shares authorized, none issued                  --             --
  Common stock, $.005 par value, 50,000,000
    authorized; 1,000,000 shares to be issued
    as of June 30, 1998, 12,307,813 shares issued and
    outstanding as of June 30, 1999                       61,539          1,000
  Additional paid-in-capital                              74,115             --
  Retained earnings                                      185,069             --
                                                      ----------     ----------
  Less stock subscriptions receivable                         --         (1,000)
                                                         320,723             --
                                                      ----------     ----------
                                                      $8,567,079     $       --
                                                      ==========     ==========

SITEK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 1999 and 1998 (Unaudited)


                                              Three Months    Three Months
                                                  Ended           Ended
                                              June 30, 1999   June 30, 1998
                                               -----------     -----------

Net sales                                      $ 6,423,670     $        --
Cost of goods sold                               2,907,300              --
                                               -----------     -----------
    Gross profit                                 3,516,370              --
                                               -----------     -----------
Operating  expenses:

  Selling, general and administrative              978,458              --
  Research development & engineering               278,766              --
                                               -----------     -----------
                                                 1,257,224              --
                                               -----------     -----------
        Income from operations                   2,259,146              --
                                               -----------     -----------
Other income (expense)
  Interest expense                                (638,347)             --
  Other expense                                    (14,760)             --
                                               -----------     -----------
                                                  (653,107)             --
                                               -----------     -----------

        Income before income taxes               1,606,039              --
  Income tax expense                               436,500              --
                                               -----------     -----------
        Net income                             $ 1,169,539     $        --
                                               ===========     ===========

SITEK, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended June 30, 1999 and 1998 (Unaudited)

                                                  Three Months          Three Months
                                                      Ended                 Ended
                                                  June 30, 1999         June 30, 1998
                                                  -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $ 1,169,539          $     --
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Amortization of prepaid financing fees                15,329                --
  Depreciation and amortization                         12,908                --
  Deferred taxes                                        (5,500)               --
  Gain recognized on sale leaseback transaction         (5,161)               --
  Deferred rent expense                                 15,328                --
  Stock issuable for services                                                 --
  Changes in assets anad liabilities:
    Accounts receivable                             (1,137,079)               --
    Inventory                                        1,312,503                --
    Prepaid financing fees                             433,300                --
    Prepaid VAT                                        894,975                --
    Prepaid expenses and other assets                   68,443                --
    Advances from related parties                      121,905                --
    Accounts payable                                   296,198                --
    Customer deposits                                  933,483                --
    Accrued expenses                                    40,295                --
    Income tax payable                                 442,000                --
    VAT payable                                       (756,318)               --
    Profit sharing liability                             1,769                --
                                                   -----------          -----------
       Net cash provided by (used in)
       operating activities                          3,853,917                --
                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Related party advances                              (185,952)               --
  Purchase of VSM, net of cash                        (106,268)               --
  Proceeds from sale leaseback transaction                  --                --
  Purchase of property and equipment                  (106,980)               --
  Payments on deposits                                 (26,010)               --
                                                   -----------          -----------
       Net cash (used in) investing activities        (425,210)               --
                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on lines of credit                        809,000                --
  Repaymants of lines of credit                       (728,300)               --
  Proceeds from Issuance of convertible debentures     147,500                --
  Repayments of notes payable                       (3,409,254)               --
  Proceeds from notes payable                        1,000,000                --
  Repayments of capital leases                            (731)               --
  Issuance of common stock                              72,000                --
                                                   -----------          -----------
       Net cash (used in) provided by
       financing activities                         (2,109,785)               --
                                                   -----------          -----------

Net increase in cash                                 1,318,922                --

Cash, Beginning                                            863                --
                                                   -----------          -----------

Cash, Ending                                       $ 1,319,785          $     --
                                                   ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payment for interest                        $    13,101          $     --
                                                   ===========          ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Acquisition of VSM Corporation:
  Cash purchase price                              $ 1,000,000          $     --
                                                   ===========          ===========
  Working capital acquired, net of cash
    and cash equivalents                           $  (678,194)         $     --
  Fair value of other assets acquired,
    principally property and equipment                 210,035                --
  Long-term debt assumed                                (7,371)               --
                                                   -----------          -----------
                                                   $  (475,530)         $     --
                                                   ===========          ===========

  Financing Costs                                  $        --          $     --
                                                   ===========          ===========

SITEK, INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY
Period from June 23, 1998, date of inception, to June 30, 1999

                                                                           Equity
                                                                        accumulated
                                        Common stock       Additional    during the
                                    --------------------     paid-in     development
                                      Shares      Amount     capital       stage         Total
                                    ----------   -------     -------     ----------    ----------
Issuance of stock, June 23, 1998     1,000,000   $ 1,000     $    --     $       --    $    1,000

Effect of merger/recapitalization   11,230,813    60,154          --        (60,154)           --

Stock issuable for services              5,000        25       2,475             --         2,500

Net (loss)                                  --        --          --       (924,316)     (924,316)
                                    ----------   -------     -------     ----------    ----------

Balance, March 31, 1999             12,235,813    61,179       2,475       (984,470)     (920,816)

Net income                                  --        --          --      1,169,539     1,169,539

Issuance of stock                       72,000       360      71,640             --        72,000
                                    ----------   -------     -------     ----------    ----------

Balance, June 30, 1999              12,307,813   $61,539     $74,115     $  185,069    $  320,723
                                    ==========   =======     =======     ==========    ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Basis of Presentation

The accompanying unaudited consolidated financial statements of SITEK, Incorporated and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The consolidated financial statements include the accounts of SITEK, Incorporated and its wholly-owned subsidiaries, Advanced Technology Services, Inc. (ATSI), CMP Solutions, Inc. (CMP), and VSM Corporation (VSM). All significant intercompany accounts are eliminated upon consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company recognizes revenue from the sale of products when the risks and rewards of ownership transfer to the customers, which is generally at the time of shipment. No significant obligations remain after the product is shipped. Cost for installation and warranty are accrued when the corresponding sales are recognized.

Note B. Basic and Diluted Earnings per Share

Basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Convertible debt are considered a common stock equivalent and is included in the weighted average share computation using the treasury stock method.

                                                         Three Months Ended
                                                            June 30, 1999
                                                         ------------------
Net income                                                   $ 1,169,539
                                                             ===========
 Basic weighted average shares outstanding                    12,276,165
 Convertible debentures                                           16,000
                                                             -----------
   Diluted weighted average shares outstanding                12,292,165
                                                             ===========
Basic earnings per share                                     $       .10
                                                             ===========
Diluted earnings per share                                   $       .10
                                                             ===========

Note C. Inventories

Inventories are valued at the lower of cost or market. Cost of pre-owned equipment held for resale is determined on the specific identification method. Costs of all other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                       June 30, 1999         June 30, 1998
                                       -------------         -------------
Pre-owned equipment held for resale     $3,907,987             $       --
Raw materials                               72,294                     --
Work-in-process                            308,828                     --
                                        ----------             ----------
   Total                                $4,289,109             $       --
                                        ==========             ==========

Note D. Accrued Expenses

The components of accrued expenses are as follows:

                                       June 30, 1999         June 30, 1998
                                       -------------         -------------
Profit sharing                            $257,265              $     --
Interest expense                           146,452                    --
Promoter/Shareholder expense               125,000                    --
Directors fees                              18,000                    --
Compensation and benefits                   42,707                    --
Legal/audit                                 25,000                    --
Warranty                                    23,837                    --
Other                                       31,007                    --
                                          --------              --------
   Total                                  $669,268              $     --
                                          ========              ========

Note E. Convertible Debentures

At June 30, 1999, the Company issued convertible debentures of $147,500. The debentures are convertible into the Company's common stock at any time after one year from purchase through their maturity date, 24 months subsequent to the date of purchase. Also, the debentures bear interest at 9.5%, payable annually in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 80% of the average of the five day closing bid prices, as reported by Bloomberg, for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures are subject to a mandatory 24 month conversion feature at the end of which all debentures outstanding will be converted to shares of common stock. There is no beneficial conversion feature associated with the convertible debentures as the fair market value, as determined by an independent valuation, is lower than the bid price.

Note F. Business Combination

On April 28, 1999, the Company acquired a company, VSM, engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies, including ultra-pure gas and chemical handling systems. The Company completed this transaction by paying $ 1,000,000 in cash for all the outstanding common stock of VSM. The excess of the total acquisition cost over the fair value of the net assets acquired of $557,798 is being amortized over seven years by the straight-line method. The covenant not to compete of $24,000 is being amortized over two years, the term of the agreement, by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of VSM since the date of acquisition are included in the consolidated financial statements. VSM sales and net loss for the year ended December 31, 1998 totalled $4,374,558 and $(138,345), respectively.

In conjunction with this transaction, the Company borrowed $ 1,000,000 from TLD Funding Group. The note bears interest at approximately 24% per year. The note is due on April 28, 2001. Subsequent to quarter end, this note payable was partially paid off through the refinancing with Imperial Bank referred to in Note L.

Note G. Contingencies

The Company has been named a defendant in a lawsuit from a former employee of a Company with common ownership and from a former consultant of a Company with common ownership, alleging wrongful termination, related to amounts owed for consulting services and misappropriated trade secrets. Management denies these allegations and intends to defend itself vigorously. The defendants have demanded the value of 1,000,000 shares of the Company's stock. No provision has been made to the financial statements as a result of this lawsuit.

Note H. Segment Information

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

There are three reportable segments: ATSI, CMP, and VSM. ATSI buys and sells pre-owned semiconductor processing and manufacturing equipment to the worldwide market of semiconductor companies. CMP provides engineering and manufacturing services to the semiconductor electronics industry. CMP also provides foundry services and on-site operations, management services and technical support to semiconductor customers. VSM manufactures and/or refurbishes semiconductor process equipment and subassemblies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Interest expense on long-term debt is allocated based upon the specific identification of debt incurred to finance property and equipment.

Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Financial information with respect to the reportable segments follows for the quarter ended June 30, 1999:

                                                                     Corporate and
                                     VSM         ATSI        CMP      unallocated      Totals
                                  ----------   ---------    -------   -----------    ----------
Revenue from external customers   $  522,102   5,853,198     48,370           --     $6,423,670

Interest expense                  $       --     596,822      9,323       32,202     $  638,347

Depreciation and amortization     $    3,908         506      7,424        1,070     $   12,908

Segment profit (loss) before
  income taxes                    $  244,641   3,034,942   (235,703)  (1,437,841)    $1,606,039

Segment assets                    $1,503,568   5,956,690    236,868      869,953     $8,567,079

Expenditures for segment assets   $   16,548       6,570     43,176       40,686     $  106,980

The following table presents information about the Company's revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area for the quarter ended June 30, 1999:

                                  Revenue         Long-Lived Assets
                                  -------         -----------------
        United Kingdom          $2,972,486            $     --
        Japan                      891,712                  --
        United States              751,815             394,814
        Netherlands                610,000                  --
        Italy                      499,000                  --
        France                     450,000                  --
        Mexico                      90,832                  --
        Malaysia                    84,312                  --
        Denmark                     70,000                  --
        Other                        3,513                  --
                                ----------            --------
        Total                   $6,423,670            $394,814
                                ==========            ========

Note I. Income tax matters

Pretax income from continuing operations for the quarter ended June 30, 1999 was taxed all domestically.

The income tax provision charged to continuing operations for the quarter ended June 30, 1999 was as follows:


      Current:
          U.S. federal                                $353,000
          State and local                               89,000
       Deferred tax (benefit)                           (5,500)
                                                      --------
                                                      $436,500
                                                      ========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the quarter ended June 30, 1999 due to the following:

  Computed "expected" tax expense                     $562,000
  Increase (decrease) in income taxes
  resulting from:
      Nondeductible expenses                            11,000
      State taxes, net of federal benefit               89,000
      Change in valuation allowance                   (255,000)
      Other                                             29,500
                                                      --------
                                                      $436,500
                                                      ========

Net deferred tax assets consist of the following components as of June 30, 1999:

      Deferred tax assets:
        Other current liabilities                     $ 33,500
                                                      ========

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheet as a current asset as of June 30, 1999.

Note J. Employment Agreements

During the quarter ended June 30, 1999, the Company entered into three employment agreements.

The employment agreement with the Chief Executive Officer (CEO) is for a term of five years, unless terminated earlier, and shall automatically renew for an additional three-year term unless either the Company or the employee gives written notice of nonrenewal at least one year prior to expiration of the contract. The agreement calls for compensation as follows: annual base salary with potential annual increases; an incentive bonus determined by the Board of Directors based upon the performance of the Company; and a monthly auto allowance. The CEO may terminate this agreement at any time upon delivery of thirty days' written notice. The Company may terminate this agreement at any time without cause, by giving 120 days written notice. Within seventy-two hours of termination without cause, the Company shall pay to the CEO the base salary due him through the date of termination plus the amount remaining under the term of this agreement plus an additional three years' salary. The Company will also be responsible for insurance and other benefits for the CEO and his family for a period of three years after termination without cause. If the CEO is terminated without cause, all non-vested options and shares in the company due the CEO shall vest and these shares and options shall have piggyback registration rights in any subsequent public offering for a period of ten years. In the event of termination due to death of the CEO, the agreement shall terminate immediately and the CEO's beneficiaries shall be entitled to receive the base salary and benefits due the CEO through the term of the agreement. In the event the Company is acquired, merged or taken over by another entity, the CEO's stock and options shall vest immediately and this agreement shall automatically renew for five years.

The Company entered into an employment agreement with the Chief Financial Officer (CFO) for a period of three years, unless terminated earlier, which shall automatically renew for additional one-year terms unless either party gives written thirty-day notice. The agreement calls for compensation as follows: annual base salary with potential annual increases; an incentive bonus of up to 40% of the employee's annual base salary based one-half on the employee's individual performance as evaluated by the CEO and one-half on achieving budgeted pre-tax income goals for the company; 150,000 common stock options which vest over three years with an exercise price equal to fair market value; and a monthly auto allowance. The Company may terminate this agreement at any time without cause, by giving written notice to the employee. Within seventy-two hours of termination without cause, the Company shall pay the CFO the base salary due her through the date of termination plus an amount equal to base salary for ninety (90) days or the remaining term of the agreement, whichever is longer.

The Company entered into an employment agreement with the Vice President and Chief Legal and Administrative Officer (CLAO) for a period of five years, unless terminated earlier, which shall automatically renew for additional three-year terms unless either party gives written one-year notice. The agreement calls for compensation as follows: annual base salary with potential annual increases; an incentive bonus of up to 40% of the employee's annual base salary based one-half on the employee's individual performance as evaluated by the CEO and one-half on achieving budgeted operating income goals for the company; and a monthly auto allowance. The Company may terminate this agreement at any time without cause, by giving 120 days' written notice to the employee. Within seventy-two hours of termination without cause, the Company shall pay the CLAO the base salary due him through the date of termination plus the amount remaining under the term of this agreement plus an additional three years' salary. The Company will also be responsible for insurance and other benefits for the CLAO and his family for a period of three years after termination without cause. If the CLAO is terminated without cause, all non-vested options and shares in the company due the CLAO shall vest and these shares and options shall have piggyback registration rights in any subsequent public offering for a period of ten years. In the event of death of the CLAO, the agreement shall terminate immediately and the CLAO's beneficiaries shall be entitled to receive the base salary and benefits due the CLAO through the term of the agreement. In the event the company is acquired, merged or taken over by another entity, the CLAO's stock and options shall vest immediately and this agreement shall automatically renew for five years.

Note K. Profit Sharing Plan

In connection with the acquisition referred to in Note F, VSM had a profit sharing plan for the benefit of its employees. An employee must be twenty-one
(21) and work at least 1,000 hours in the plan year to be eligible. The Company did not make a contribution to the plan for the quarter ended June 30, 1999.

Note L. Subsequent Events

In July, 1999, the Company entered into a six month credit agreement with Imperial Bank in the amount of $ 3,000,000. The loan bears interest at 15% and is secured by substantially all assets associated with the United Kingdom operation. The credit amount is guaranteed by a stockholder and required a non-refundable fee of $ 75,000 which will be amortized over the life of the loan. If the bank does not receive 50% of the proceeds from the sale of the inventory in the United Kingdom within three days of collection, then an additional 5% will be charged. The proceeds of this credit agreement were used to payoff the balance of the short term note payable to TLD Funding Group and a portion of the debt incurred in the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SITEK began operations on July 14, 1998 when it acquired all the outstanding stock of CMP Solutions, Inc. (CMP). On July 24, 1998, all of the outstanding stock of Advanced Technology Services, Inc. (ATSI) was contributed to SITEK as a wholly owned subsidiary. ATSI was formed on July 23, 1998. As SITEK began operations on July 14, 1998, the June 30, 1998 financial statements show no activity.

Net sales of approximately $6,424,000 in the current fiscal quarter resulted in a gross profit of 54.5% and were principally due to sale of $5,853,000 by ATSI of pre-owned semiconductor capital equipment.

Net sales of $522,000 were earned by VSM Corporation subsequent to SITEK's acquisition of all the outstanding shares of common stock.

CMP continued to develop its chemical planerization processes and generated net sales of $48,000 during the quarter.

Research, development, and engineering expenses of $279,000 or 4.3% were incurred primarily to develop a new CMP wafer carrier, which is expected to improve product yields. The carrier head is anticipated to be available for initial beta site sales in the second quarter of fiscal 2000 with production versions available in the third quarter of fiscal 2000. CMP incurred engineering expenses associated with development of planarization processes related to its foundry operation.

SITEK incurred $978,000 or 15.2% of net sales in selling, general and administrative expense primarily relating to general business activities, including selling and general wages, travel, consulting, legal and accounting, facility rent, and equipment rentals.

Interest expense of $638,000 or 9.9% of net sales relate to borrowings mainly from TLD Funding Group (TLD). SITEK entered into a short-term note payable agreement with TLD on March 15, 1999 for funds used to acquire substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in Durham County, United Kingdom. The note includes $656,000 of financing fees, which are amortized over the life of the loan. Payment is due on July 13, 1999. The balance due on the note at June 30, 1999 is $2,336,000. This note was refinanced subsequent to quarter end with a financial institution as referred to in Note L.

Income taxes as a percentage of income before income taxes were 27.2% in the quarter ended June 30, 1999 while the federal tax rate was 35%. The redued tax rate was caused by utilization of net operating losses partially offset by the impact of state income taxes and non-deductible expenses.

In February 1999, SITEK borrowed $207,000 from TLD under a line of credit, which will expire on February 4, 2001. Interest is due monthly on the unpaid balance at 1.5%. The line is personally guaranteed by two of SITEK's shareholders and two related companies.

SITEK also has available a line of credit with TLD for amounts up to $1,000,000 to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 30 days and 2% per month thereafter. The Company also must pay a financing fee of 7% at the time of each advance under the line. At June 30, 1999, the Company owed $235,000 under this line of credit. The loan is secured by equipment purchased using the proceeds of the line.

In April 1999, SITEK entered into a loan agreement with TLD to borrow $1,000,000 to be used to purchase all the outstanding shares of VSM Corporation ("VSM"). Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes financing fees of $70,000, which are amortized over the life of the loan. The loan is unsecured. A portion of this loan was refinanced subsequent to June 30, 1999 with a financial institution as referred to in Note L.

SITEK sold convertible debentures totaling $147,500 during the quarter. The debentures earn interest at the rate of 9.5% and may be converted into the Company's common stock after one year from the date of purchase through 24 months at which time they mature. The debentures are subject to mandatory conversion to common stock after 24 months. The conversion price is based upon a formula, but in no case at a price lower than $3.50 or higher than $5.00.

Advances from a shareholder and a related company have been received by the Company of which $510,000 is outstanding on June 30, 1999.

PLAN OF OPERATIONS

In March 1999, ATSI purchased substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in the United Kingdom. As a result, ATSI net revenues from equipment resale operations during the fiscal quarter ending June 30, 1999 significantly exceeded revenues earned in the previous fiscal period ending March 31, 1999.

During the fiscal quarter, CMP continued in the development phase and made efforts in initial marketing activities. CMP had revenues of $48,000 during the current fiscal quarter due to start-up activities. The Company expects continued development and facilitization expenses for CMP during the next 12 months and anticipates CMP revenues to commence in the second half of its fiscal year ending March 31, 2000.

On April 28, 1999, SITEK purchased all the outstanding shares of VSM Corporation for $1,000,000. VSM is located in Tempe, Arizona and is engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies. The VSM ultra-pure gas and chemical handling systems have wide applications in wafer manufacturing operations and plant facilities. VSM has recently introduced a proprietary furnace system that is utilized in the fabrication of nonvolatile semiconductor memory circuits and other devices.

SITEK has hired advanced development engineers and is developing a new chemical mechanical planarization wafer carrier, which is expected to improve customer device yields. The carrier head is anticipated to be available for initial beta site sales in the second quarter of fiscal 2000 with production versions in the second half of fiscal 2000.

During the next 12 months, SITEK expects to engage in funding efforts and acquisitions, increase CMP's revenues, introduce the new carrier head product, and develop VSM's business. SITEK also expects to acquire all of the capital stock of Global Semiconductor Technologies, Inc., an Arizona corporation ("GST") and Advanced Control Technologies, Inc., an Arizona corporation ("ACT"), both located in Tempe, Arizona and under common ownership. At the present time, SITEK shares office space and staff with GST and ACT. All expenditures to date between the companies have been treated as loans to or from these entities.

SITEK plans to raise additional capital with a private placement of up to $3 million in convertible debentures which earn interest at 9.5% and are convertible into the Company's common stock based upon a formula, but in no case at a price per share lower than $3.50 or higher than $5.00. SITEK also expects a possible private placement of an undetermined number of shares of SITEK common and/or preferred stock. SITEK plans to apply any such additional capital to product development, equipment, and corporate acquisitions in addition to working capital requirements above those funded from operations.

LIQUIDITY AND SOURCES OF CAPITAL

SITEK believes it will need additional capital to meet its funding needs, including repayment of debt obligations when due, future acquisitions, product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. CMP will need additional funding before it is able to generate material revenues. There is no assurance that SITEK will be able to attract additional capital or that the funds, if acquired, will be sufficient to complete and integrate the acquisitions of GST or ACT, or to meet SITEK's product development or operating capital requirements.

Subsequent to June 30, 1999, SITEK entered into a six month credit agreement with Imperial Bank. Proceeds were used to repay TLD Funding Group for debt which matured July 13, 1999 as well as a portion of debt incurred relating to the VSM acquisition.

ATSI collected deposits from customers of $1,303,000. Upon shipment of the pre-owned equipment, ATSI will recognize these deposits as revenue.

Neither management nor other of SITEK's shareholders has made commitments to provide additional funds to SITEK. Accordingly, there can be no assurance that any additional funds will be available to SITEK to allow it to cover its capital needs. Management has a contingency plan to allow SITEK to sustain itself without additional funding. However, the success of this plan depends upon: (i)

ATSI retaining its market position and substantially increasing its sales revenues in fiscal 2000; (ii) CMP reaching production status and attracting customers with minimal funding; (iii) VSM generating sufficient revenues to fund its operations; and (iv) ACT and GST generating approximately $1.0 million in revenues during fiscal 2000, assuming SITEK acquires ACT and GST.

Irrespective of whether SITEK's cash assets meet SITEK's operational capital needs during the next 12 months, SITEK might compensate providers of services by issuances of SITEK's common stock in lieu of cash.

EXPECTED PURCHASES OF SIGNIFICANT EQUIPMENT

Depending on market conditions, demand, and the availability of funding, SITEK expects to purchase certain silicon wafer processing and metrology equipment during fiscal year 2000. SITEK believes this equipment will materially increase the likelihood of SITEK's efforts to produce ultra-flat, ultra-uniform silicon wafers for future electronic circuit production as well as expand capacity at its CMP foundry and engineering/manufacturing services operation.

During the next 12 months, SITEK expects to update business and manufacturing systems for all aspects of SITEK. To conserve cash, SITEK may elect to lease rather than purchase these systems.

YEAR 2000

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

SITEK relies exclusively on personal computer ("PC") based systems and does not use mainframe or medium sized computer systems that employ older software programs written in "COBAL." In recent months, numerous software packages have become available at nominal cost that will evaluate PC systems for Year 2000 compliance, and in many cases apply corrections to the PC system or its software. SITEK has evaluated all PC systems under its control for Year 2000 compliance, including all PC equipment of VSM. All accounting programs and the PC system hardware have been upgraded and made Year 2000 compliant. Approximately 20 percent of the Company's spreadsheet software applications continue to use the two-digit date code and are not Year 2000 compliant. Software upgrades for these programs are available at a cost of approximately $2,000. The Company intends on purchasing the upgrades and plans to have all its software Year 2000 compliant well before the end of calendar year 1999. However, there can be no assurance that such upgrades or adjustments to hardware and software will be sufficient to make SITEK's computers or equipment Year 2000 compliant in a timely manner or that allocated resources will be sufficient. A failure to become Year 2000 compliant on its computers or equipment could disrupt materially SITEK's operating results and financial condition.

Because there are a large number of potential vendors and customers for pre-owned semiconductor equipment and because the Year 2000 compliance of these potential vendors and customers is unknown and is unreasonably burdensome to ascertain, SITEK is unable to determine the impact, if any, of Year 2000 compliance issues on its pre-owned semiconductor equipment sales. If SITEK is unable to address its Year 2000 compliance successfully or in a timely fashion, the Company may need to devote more resources to the process and additional costs may be incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. As of June 30, 1999, the company did not have any material foreign currency transactions. The company expects to have foreign currency exchange rate risk in the future.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

      SITEK was named as a defendant in a lawsuit that was filed on April 1, 1999. The lawsuit involves two separate claims by two plaintiffs; Edmond L. Lonergan and Robert F. Russo, Jr. v. SITEK, Incorporated, et al., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 99- 05785. The first plaintiff, Edmond Lonergan, alleges that he was not paid for consulting services by Global Semiconductor Technologies, Inc., a company controlled by certain shareholders of SITEK. Mr. Lonergan also claims that Global Semiconductor Technologies, Inc. and/or the other defendants misappropriated trade secrets in conducting the reverse merger of Dentmart into SITEK. The second plaintiff, Robert Russo, Jr., was a former employee of Global Semiconductor Technologies, Inc. Mr. Russo claims that he was wrongfully terminated. SITEK filed its answer denying these allegations and intends to defend itself vigorously. Mr. Lonergan and Mr. Russo have demanded the value of 1,000,000 shares of SITEK's capital stock and other damages to be proven at trial in their complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three month period ending June 30, 1999, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, the Company issued debentures in the aggregate of $147,500 convertible into shares of the Company's common stock to six individual investors. Each of the investors is an accredited investor.

         The debentures bear an interest rate of 9.5 percent per year and are payable in the form of the Company's common stock at the market price, defined as 80 percent of the average of the five-day closing bid price as reported by Bloomberg, LP for the five consecutive trading days prior to conversion, but in no event at a price less than $3.50 per share or more than $5.00 per share. The Company agrees to furnish the Securities and Exchange Commission a copy of the debenture agreement upon request. See Note E to the Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION.

         (a) On April 28, 1999, the Company entered into a Finance Agreement with TLD Funding Group pursuant to which TLD Funding Group agreed to provide a $1,000,000 line of credit to the Company for the use of purchasing equipment. A copy of the Financing Agreement is filed herewith.

         (b) On April 5, 1999, the Company entered into a three-year employment agreement with its Chief Financial Officer, Gloria Zemla. A copy of the employment agreement is filed herewith. See Note J to the Consolidated Financial Statements.

         (c) On June 7, 1999, the Company entered into a five-year employement agreement with its Chief Executive Officer, Chairman of the Board and President, Dr. Don M. Jackson, Jr. A copy of the employment agreement is filed herewith. See Note J to the Consolidated Financial Statements.

         (d) On June 14, 1999, the Company entered into a five-year employment agreement with its Vice President and Chief Legal and Administrative Officer, Kevin B. Jackson. A copy of the employment agreement is filed herewith. See Note J to the Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) See Exhibit Index following the signature page which is incorporated herein by reference.

      (b)   Reports on Form 8-K:

            On May 13, 1999, the Company filed a Form 8-K to report in Item 2, an acquisition of all the outstanding shares of VSM Corporation for $1,000,000 pursuant to a Stock Purchase Agreement dated April 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SITEK, INCORPORATED
                                        (Registrant)


Date: August 16, 1999                   By:/s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer



Date: August 16, 1999                   By:/s/Gloria Zemla
                                           -------------------------------------
                                           Gloria Zemla
                                           Chief Financial Officer

                               SITEK, INCORPORATED
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


 Exhibit No.                                                Incorporated by
Filed Herewith          Description                          Reference to:
--------------          -----------                          -------------

     2.1         Stock Purchase Agreement               Form 8-K filed with the
                 dated April 28, 1999                   SEC on May 13, 1999

     3.1         Articles of Incorporation of           Form 8-K filed with the
                 Registrant                             SEC on August 17, 1998


     3.2         Bylaws of Registrant                   Form 10-K filed with the
                                                        SEC on April 17, 1998

     10.1        Financing Agreement with               Filed Herewith
                 TLD Funding Group dated
                 April 28, 1999

     10.2*       Employment Agreement                   Filed Herewith
                 with Gloria Zemla dated April
                 5, 1999

     10.3*       Employment Agreement                   Filed Herewith
                 with Dr. Don M. Jackson, Jr.
                 dated June 7, 1999

     10.4*       Employment Agreement                   Filed Herewith
                 with Kevin B. Jackson dated
                 June 14, 1999

     27          Financial Data Schedule                Filed Herewith

*  Management contract or compensatory plan.