Form 10-Q/A
period 1999-06-30
SITEK INC
filed 1999-11-15
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q/A

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

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999
            and March 31, 1999............................................  1

         Consolidated Statements of Operations (unaudited)
            Three Months ended June 30, 1999 and 1998.....................  2

         Consolidated Statements of Cash Flows (unaudited)
            Three Months ended June 30, 1999 and 1998.....................  3

         Consolidated Statement of Stockholders' Equity
            Period from June 23, 1998, date of inception,
              to June 30, 1999 (unaudited)................................  4

         Notes to Consolidated Financial Statements (unaudited)...........  5

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

Item 1.  Legal Proceedings................................................ 14

Item 2.  Changes in Securities and Use of Proceeds........................ 14

Item 5.  Other Information................................................ 14

Item 6.  Exhibits and Reports on Form 8-K................................. 14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SITEK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of June 30, 1999 and March 31, 1999
                                                      (unaudited)
                                                       June 30,       March 31,
                                                         1999           1999
                                                      ----------     ----------
ASSETS

CURRENT ASSETS
  Cash                                                $1,319,785     $      863
  Accounts receivable                                  1,430,379        207,934
  Related party receivables                              244,113         58,161
  Inventory                                            4,289,109      5,389,000
  Prepaid financing fees                                 135,233        568,533
  Prepaid VAT                                             15,025        910,000
  Prepaid expenses and other assets                       75,176        117,592
  Deferred tax asset                                     214,000             --
                                                      ----------     ----------
    Total current assets                               7,722,820      7,252,083
                                                      ----------     ----------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization
  of $29,638 as of June 30, 1999 and $14,214
  as of March 31, 1999                                   394,814         90,707
DEPOSITS                                                  63,476         37,466
GOODWILL, less accumulated amortization of $13,329       544,469             --
COVENANT NOT TO COMPETE, less accumulated
  amortization of $2,000                                  22,000             --
                                                      ----------     ----------
                                                      $8,747,579     $7,380,256
                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                      $  234,700     $  154,000
  Convertible debentures                                  80,000         80,000
  Advances from related parties                          510,323        388,418
  Notes payable                                        3,336,256      5,745,510
  Accounts payable                                     1,058,037        268,774
  Customer deposits                                    1,302,743        171,250
  Accrued expenses                                     1,110,268        308,080
  VAT payable                                            153,682        910,000
  Deferred revenue, current portion                       17,070         20,644
  Income tax payable                                     462,000             --
                                                      ----------     ----------
    Total current liabilities                          8,265,079      8,046,676
                                                      ----------     ----------
CAPITAL LEASE OBLIGATION                                   6,640             --
                                                      ----------     ----------
DEFERRED REVENUE, long term portion                       36,261         37,848
                                                      ----------     ----------
CONVERTIBLE DEBENTURES                                   147,500             --
                                                      ----------     ----------

DEFERRED RENT PAYABLE                                     24,695          9,367
                                                      ----------     ----------
LINE OF CREDIT                                           207,181        207,181
                                                      ----------     ----------
STOCKHOLDERS' EQUITY (Deficit)
  Preferred stock, $.01 par value,
    2,000,000 shares authorized, none issued                  --             --
  Common stock, $.005 par value, 50,000,000
    authorized; 12,230,813 shares issued and
    outstanding as of March 31, 1999 with 5,000
    shares issuable, 12,307,813 shares issued and
    outstanding as of June 30, 1999                       61,539         61,179
  Additional paid-in-capital                              74,115          2,475
  Accumulated (deficit)                                  (75,431)      (984,470)
                                                      ----------     ----------
                                                          60,223       (920,816)
                                                      ----------     ----------
                                                      $8,747,579     $7,380,256
                                                      ==========     ==========

SITEK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 1999 and 1998 (Unaudited)


                                              Three Months    Three Months
                                                  Ended           Ended
                                              June 30, 1999   June 30, 1998
                                               -----------     -----------

Net sales                                      $ 6,423,670     $        --
Cost of goods sold                               2,907,300              --
                                               -----------     -----------
    Gross profit                                 3,516,370              --
                                               -----------     -----------
Operating  expenses:

  Selling, general and administrative            1,419,458              --
  Research development & engineering               278,766              --
                                               -----------     -----------
                                                 1,698,224              --
                                               -----------     -----------
        Income from operations                   1,818,146              --
                                               -----------     -----------
Other income (expense)
  Interest expense                                (638,347)             --
  Other expense                                    (14,760)             --
                                               -----------     -----------
                                                  (653,107)             --
                                               -----------     -----------

        Income before income taxes               1,165,039              --
  Income tax expense                               256,000              --
                                               -----------     -----------
        Net income                             $   909,039     $        --
                                               ===========     ===========
Basic and diluted earnings
  per share                                    $       .07     $        --
                                               ===========     ===========

SITEK, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended June 30, 1999 and 1998 (Unaudited)

                                                  Three Months          Three Months
                                                      Ended                 Ended
                                                  June 30, 1999         June 30, 1998
                                                  -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $   909,039          $     --
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                         28,237                --
  Deferred taxes                                      (186,000)               --
  Gain recognized on sale leaseback transaction         (5,161)               --
  Deferred rent expense                                 15,328                --
  Stock issuable for services                                                 --
  Changes in assets anad liabilities:
    Accounts receivable                             (1,137,079)               --
    Inventory                                        1,312,503                --
    Prepaid financing fees                             433,300                --
    Prepaid VAT                                        894,975                --
    Prepaid expenses and other assets                   68,443                --
    Advances from related parties                      121,905                --
    Accounts payable                                   296,198                --
    Customer deposits                                  933,483                --
    Accrued expenses                                   481,295                --
    Income tax payable                                 442,000                --
    VAT payable                                       (756,318)               --
    Profit sharing liability                             1,769                --
                                                   -----------          -----------
       Net cash provided by (used in)
       operating activities                          3,853,917                --
                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Related party advances                              (185,952)               --
  Purchase of VSM, net of cash                        (106,268)               --
  Proceeds from sale leaseback transaction                  --                --
  Purchase of property and equipment                  (106,980)               --
  Payments on deposits                                 (26,010)               --
                                                   -----------          -----------
       Net cash (used in) investing activities        (425,210)               --
                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on lines of credit                        809,000                --
  Repaymants of lines of credit                       (728,300)               --
  Proceeds from Issuance of convertible debentures     147,500                --
  Repayments of notes payable                       (3,409,254)               --
  Proceeds from notes payable                        1,000,000                --
  Repayments of capital leases                            (731)               --
  Issuance of common stock                              72,000                --
                                                   -----------          -----------
       Net cash (used in) provided by
       financing activities                         (2,109,785)               --
                                                   -----------          -----------

Net increase in cash                                 1,318,922                --

Cash, Beginning                                            863                --
                                                   -----------          -----------

Cash, Ending                                       $ 1,319,785          $     --
                                                   ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payment for interest                        $    13,101          $     --
                                                   ===========          ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Acquisition of VSM Corporation:
  Cash purchase price                              $ 1,000,000          $     --
                                                   ===========          ===========
  Working capital acquired, net of cash
    and cash equivalents                           $  (678,194)         $     --
  Fair value of other assets acquired,
    principally property and equipment                 210,035                --
  Long-term debt assumed                                (7,371)               --
                                                   -----------          -----------
                                                   $  (475,530)         $     --
                                                   ===========          ===========

SITEK, INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED  STATEMENT OF STOCKHOLDERS' EQUITY
Period from June 23, 1998, date of inception, to June 30, 1999


                                        Common stock       Additional
                                    --------------------     paid-in    Accumulated
                                      Shares      Amount     capital      Deficit        Total
                                    ----------   -------     -------    -----------    ----------
Issuance of stock, June 23, 1998     1,000,000   $ 1,000     $    --     $       --    $    1,000

Effect of merger/recapitalization   11,230,813    60,154          --        (60,154)           --

Stock issuable for services              5,000        25       2,475             --         2,500

Net (loss)                                  --        --          --       (924,316)     (924,316)
                                    ----------   -------     -------     ----------    ----------

Balance, March 31, 1999             12,235,813    61,179       2,475       (984,470)     (920,816)

Net income                                  --        --          --        909,039       909,039

Issuance of stock                       72,000       360      71,640             --        72,000
                                    ----------   -------     -------     ----------    ----------

Balance, June 30, 1999              12,307,813   $61,539     $74,115     $  (75,431)   $   60,223
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

Note B. Basic and Diluted Earnings per Share

Basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Convertible debt are considered a common stock equivalent and is included in the weighted average share computation using the treasury stock method. Options for 300,000 shares and warrants for 20,000 shares were not included in the computation of diluted earnings per share as their effect would be antidilutive.

                                                         Three Months Ended
                                                            June 30, 1999
                                                         ------------------
Net income                                                   $   909,039
                                                             ===========
 Basic weighted average shares outstanding                    12,276,165
 Convertible debentures                                           58,143
 Stock options                                                    16,438
                                                             -----------
   Diluted weighted average shares outstanding                12,350,746
                                                             ===========
Basic earnings per share                                     $       .07
                                                             ===========
Diluted earnings per share                                   $       .07
                                                             ===========

Note C. Inventories

Inventories are valued at the lower of cost or market. Cost of pre-owned equipment held for resale is determined on the specific identification method. Costs of all other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                       June 30, 1999         March 31, 1999
                                       -------------         -------------
Pre-owned equipment held for resale     $3,907,987             $5,389,000
Raw materials                               72,294                     --
Work-in-process                            308,828                     --
                                        ----------             ----------
   Total                                $4,289,109             $5,389,000
                                        ==========             ==========

Note D. Accrued Expenses

The components of accrued expenses are as follows:

                                       June 30, 1999         March 31, 1999
                                       -------------         -------------
Finder's fee                            $  441,000              $     --
Profit sharing                             257,265                    --
Interest expense                           146,452                24,506
Promoter/Shareholder expense               125,000               125,000
Directors fees                              18,000                72,000
Compensation and benefits                   42,707                    --
Legal/audit                                 25,000                67,074
Warranty                                    23,837                    --
Other                                       31,007                19,500
                                        ----------              --------
   Total                                $1,110,268              $308,080
                                        ==========              ========

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

Financial information with respect to the reportable segments follows for the quarter ended June 30, 1999:

                                                                     Corporate and
                                     VSM         ATSI        CMP      unallocated      Totals
                                  ----------   ---------    -------   -----------    ----------
Revenue from external customers   $  522,102   5,853,198     48,370           --     $6,423,670

Interest expense                  $       --     596,822      9,323       32,202     $  638,347

Depreciation and amortization     $    3,908         506      7,424       16,399     $   28,237

Segment profit (loss) before
  income taxes                    $  205,162   1,756,815   (170,690)    (626,248)    $1,165,039

Segment assets                    $1,503,568   5,956,690    236,868    1,050,453     $8,747,579

Expenditures for segment assets   $   16,548       6,570     43,176       40,686     $  106,980

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
                                ==========            ========

Note I. Income tax matters

Pretax income from continuing operations for the quarter ended June 30, 1999 was taxed all domestically.

The income tax provision charged to continuing operations for the quarter ended June 30, 1999 was as follows:


      Current:
          U.S. federal                              $ 353,000
          State and local                              89,000
       Deferred tax (benefit)                        (186,000)
                                                    ---------
                                                    $ 256,000
                                                    =========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the quarter ended June 30, 1999 due to the following:

  Computed "expected" tax expense                    $408,000
  Increase (decrease) in income taxes
  resulting from:
      Nondeductible expenses                           11,000
      State taxes, net of federal benefit              65,000
      Change in valuation allowance                  (255,000)
      Other                                            27,000
                                                     --------
                                                     $256,000
                                                     ========

Net deferred tax assets consist of the following components:

                                                  June 30, 1999   March 31, 1999
                                                  -------------   --------------
      Deferred tax assets:
        Other current liabilities                   $ 214,000        $  22,000
        Operating loss carry forwards                      --          233,000
        Less valuation allowance                           --         (255,000)
                                                    ---------        ---------
                                                    $ 214,000        $      --
                                                    =========        =========

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

Note L. Finder's Fee Arrangement

Effective May 20, 1999, the Company agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15% of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the next $8,417,000 in net sales proceeds. The agreement expires on May 31, 2002. As of June 30, 1999, the Company has accrued $441,000 in finder's fees as management expects sales to exceed $15,000,000 during the contract term.

Note M. Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statement of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to matters which are discussed in more detail in the Company's Form 10-K for the 1999 fiscal year.

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

SITEK incurred $1,419,000 or 22.1% of net sales in selling, general and administrative expense primarily relating to general business activities, including selling and general wages, travel, consulting, legal and accounting, facility rent, and equipment rentals as well as $441,000 in finder's fees associated with the pre-owned U.K. inventory acquisition referred to in Note L.

Interest expense of $638,000 or 9.9% of net sales relate to borrowings mainly from TLD Funding Group (TLD). SITEK entered into a short-term note payable agreement with TLD on March 15, 1999 for funds used to acquire substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in Durham County, United Kingdom. The note includes $656,000 of financing fees, which are amortized over the life of the loan. Payment is due on July 13, 1999. The balance due on the note at June 30, 1999 is $2,336,000. This note was refinanced subsequent to quarter end with a financial institution as referred to in Note M.

Income taxes as a percentage of income before income taxes were 22.0% in the quarter ended June 30, 1999 while the federal tax rate was 35%. The redued tax rate was caused by utilization of net operating losses partially offset by the impact of state income taxes and non-deductible expenses.

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

SITEK sold convertible debentures totaling $147,500 during the quarter. The debentures earn interest at the rate of 9.5% and may be converted into the Company's common stock after one year from the date of purchase through 24 months at which time they mature. The debentures are subject to mandatory conversion to common stock after June 7, 2002. The conversion price is based upon a formula, but in no case at a price lower than $3.50 or higher than $5.00.

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

         (d) On June 14, 1999, the Company entered into a five-year employment agreement with its Vice President and Chief Legal and Administrative Officer, Kevin B. Jackson. See Note J to the Consolidated Financial Statements.

         (e) On May 20, 1999, the Company entered into a Finder's Fee Agreement with Bruar Associates to compensate for efforts in arranging the purchase of pre-owned U.K. equipment. The agreement expires on May 31, 2002. A copy of the Finder's Fee Agreement is filed herewith. See Note L to the Consolidated Financial Statements.

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


                                        SITEK, INCORPORATED
                                        (Registrant)


Date: November 15, 1999                 By:/s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer



Date: November 15, 1999                 By:/s/Gloria Zemla
                                           -------------------------------------
                                           Gloria Zemla
                                           Chief Financial Officer

                               SITEK, INCORPORATED
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                                            Incorporated by
 Exhibit No.          Description                          Reference to:
 -----------          -----------                          -------------

     2.1         Stock Purchase Agreement               Form 8-K filed with the
                 dated April 28, 1999                   SEC on May 13, 1999

     3.1         Articles of Incorporation of           Form 8-K filed with the
                 Registrant                             SEC on August 17, 1998


     3.2         Bylaws of Registrant                   Form 10-K filed with the
                                                        SEC on April 17, 1998

     10.1        Finder's Fee Agreement with            Filed Herewith
                 Bruar Associates dated May 20, 1999

     27.1        Financial Data Schedule                Filed Herewith