Form 10-Q
period 1999-09-30
SITEK INC
filed 1999-11-15
CIK 849862

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ___________

                         Commission file number 33-28417


                               SITEK, INCORPORATED
         (FORMERLY KNOWN AS DENTMART GROUP, INC. AND ELGIN CORPORATION)
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                          86-0923886
    -------------------------------                          -------------------
    (State of Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


    1817 WEST 4TH STREET, TEMPE, AZ                                85281
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)


                                 (480) 921-8555
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,307,813 shares of common stock outstanding as of November 2, 1999.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
         and March 31, 1999....................................................1

         Consolidated Statements of Operations
         Three Months and Six Months ended September 30, 1999 and 1998
         (unaudited)...........................................................2

         Consolidated Statements of Cash Flow
         Six Months ended September 30, 1999 and 1998 (unaudited)..............3

         Consolidated Statement of Stockholders' Equity Period from
         June 23, 1998, date of inception, to September 30, 1999...............4

         Notes to Consolidated Financial Statements (unaudited)................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................19

Item 2.  Changes in Securities and Use of Proceeds ...........................19

Item 4.  Submission of Matters to a Vote of Security Holders .................19

Item 5.  Other Information ...................................................20

Item 6.  Exhibits and Reports on form 8-K ....................................20

                      SITEK, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND MARCH 31, 1999

                                                     September 30,   March 31,
                                                         1999          1999
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                $ 1,789,023   $       863
  Accounts receivable                                   1,727,005       207,934
  Related party receivable                                 42,650        58,161
  Inventory                                             3,299,803     5,389,000
  Prepaid financing fees                                   99,167       568,533
  Prepaid VAT                                              22,751       910,000
  Prepaid expenses and other assets                       132,865       117,592
  Deferred tax asset                                      213,000            --
                                                      -----------   -----------
      Total current assets                              7,326,264     7,252,083
                                                      -----------   -----------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $51,927 as of
  Sept. 30, 1999, and $14,214 as of March 31, 1999        362,818        90,707
                                                      -----------   -----------

DEPOSITS                                                   86,186        37,466
GOODWILL, less accumulated amortization of $33,203        524,595            --
COVENANT NOT TO COMPETE, less accumulated
  amortization of $5,000                                   19,000            --
                                                      -----------   -----------

TOTAL ASSETS                                          $ 8,318,863   $ 7,380,256
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                      $   578,964   $   154,000
  Advances from related parties                           160,941       388,418
  Notes Payable                                         1,434,459     5,745,510
  Accounts Payable                                        811,399       268,774
  Customer deposits                                       794,855       171,250
  Accrued expenses                                      1,560,494       308,080
  VAT payable                                             576,998       910,000
  Income Tax Payable                                      834,000            --
  Convertible debentures                                   80,000        80,000
  Deferred Revenue                                         20,644        20,644
                                                      -----------   -----------
      Total current liabilities                         6,852,754     8,046,676
                                                      -----------   -----------

CAPITAL LEASE OBLIGATION                                    5,529            --
                                                      -----------   -----------

DEFERRED REVENUE, long term portion                        27,526        37,848
                                                      -----------   -----------

DEFERRED RENT PAYABLE                                      40,023         9,367

CONVERTIBLE DEBENTURES                                    182,500            --
                                                      -----------   -----------

LINE OF CREDIT                                            207,181       207,181
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, none issued                                    --            --
  Common stock, $.005 par value 50,000,000
    authorized, 12,307,813 shares issued and
    outstanding as of September 30, 1999,
    12,230,813  shares issued and outstanding with
    5,000 shares issuable as of March 31, 1999             61,539        61,179
  Additional paid-in-capital                               74,115         2,475
  Retained earnings (deficit)                             867,696      (984,470)
                                                      -----------   -----------
      Total Equity                                      1,003,350      (920,816)
                                                      -----------   -----------
TOTAL LIABILITIES & EQUITY                            $ 8,318,863   $ 7,380,256
                                                      ===========   ===========

                      SITEK, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1999 and 1998
                                   (Unaudited)

                                             Three Months Ended              Six Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            1999            1998            1999           1998
                                        ------------    ------------    ------------    ------------
Net sales                               $  6,592,619    $    157,000    $ 13,016,289    $    157,000
Cost of goods sold                         2,724,864         119,042       5,632,164         119,042
                                        ------------    ------------    ------------    ------------
  Gross profit                             3,867,755          37,958       7,384,125          37,958
                                        ------------    ------------    ------------    ------------
Operating  expenses:

  Selling, general and administrative      1,613,059         265,538       3,030,232         265,538
  Research development & engineering         386,328         111,862         667,137         111,862
                                        ------------    ------------    ------------    ------------
  Total operating expenses                 1,999,387         377,400       3,697,369         377,400
                                        ------------    ------------    ------------    ------------
  Income (loss) from operations            1,868,368        (339,442)      3,686,756        (339,442)

Other income (expense)
  Interest (expense)                        (307,280)           --          (945,868)           --
  Other income                                41,839             204          27,078             204
                                        ------------    ------------    ------------    ------------
                                            (265,441)            204        (918,790)            204

  Income (loss) before income taxes        1,602,927        (339,238)      2,767,966        (339,238)
                                        ------------    ------------    ------------    ------------
Income taxes                                 659,800            --           915,800            --
                                        ------------    ------------    ------------    ------------
  Net income (loss)                     $    943,127    $   (339,238)   $  1,852,166    $   (339,238)
                                        ============    ============    ============    ============

Basic earnings (loss) per share         $        .08    $       (.03)   $        .15    $       (.03)
                                        ============    ============    ============    ============

Diluted earnings (loss) per share       $        .08    $       (.03)   $        .15    $       (.03)
                                        ============    ============    ============    ============


                      SITEK, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended September 30, 1999 and 1998 (unaudited)

                                                         Six Months ended
                                                     --------------------------
                                                           September 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 1,852,166    $  (339,238)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of prepaid financing fees               126,395             --
    Depreciation & amortization                           73,400             --
    Deferred taxes                                      (185,000)            --
    Gain recognized on sale leaseback transaction        (10,322)            --
    Deferred rent expense                                 30,656             --
    Change in assets and liabilities
      Accounts receivable                             (1,453,705)       (97,000)
      Inventory                                        2,301,809             --
      Prepaid financing fees                             417,971             --
      Prepaid VAT                                        887,249             --
      Prepaid expenses and other assets                  (17,966)       (22,736)
      Advances from related parties                     (227,477)       250,425
      Accounts payable                                    49,560        137,516
      Customer deposits                                  425,595             --
      Accrued expense                                    994,649        124,322
      Income tax payable                                 814,000             --
      VAT payable                                       (333,002)            --
      Profit sharing liability                           (61,359)            --
                                                     -----------    -----------
  Net cash provided by (used in)
    operating activities                               5,684,619         53,289
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Related party receivables                               15,511             --
  Purchase of VSM, net of cash                          (106,268)            --
  Capital expenditures, net of retirements               (97,273)      (418,407)
                                                     -----------    -----------

  Net cash (used in) investing activities               (188,030)            --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Prepayments of financing fee                           (75,000)            --
  Borrowings on line of credit                         1,387,964             --
  Repayments of line of credit                          (963,000)            --
  Proceeds from issuance of convertible debentures       182,500         75,000
  Repayment of notes payable                          (8,311,051)            --
  Proceeds from notes payable                          4,000,000        340,000
  Repayment of capital lease                              (1,842)            --
  Issuance of common stock                                72,000          1,000
                                                     -----------    -----------
  Net cash provided by (used in)
    financing activities                              (3,708,429)       416,000
                                                     -----------    -----------
  Net increase in cash                                 1,788,160         50,882

  Cash, beginning                                            863             --
                                                     -----------    -----------
  Cash, ending                                       $ 1,789,023    $    50,882
                                                     ===========    ===========
  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
  Acquisition of VSM Inc.:
  Cash purchase price                                $ 1,000,000    $        --
                                                     ===========    ===========
  Working capital acquired, net of cash and
    cash equivalents                                 $  (678,194)   $        --
  Fair value of other assets acquired, principally
    property and equipment                               210,035             --
  Long-term debt assumed                                  (7,371)            --
                                                     -----------    -----------
                                                     $  (475,530)   $        --
                                                     ===========    ===========

For the six months ended September 30,1999, cash payments for interest/financing expense and income taxes were $227,095 and $292,000, respectively. In the six months ended September 30, 1998, no cash payments for interest and income tax were made.

                      SITEK, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       Period from June 23, 1998, date of inception to September 30, 1999


                                          Common stock           Additional
                                    -------------------------     paid-in       Retained
                                      Shares        Amount        capital       earnings        Total
                                    -----------   -----------   -----------   -----------    -----------
Issuance of stock, June 23, 1998      1,000,000   $     1,000   $        --   $        --    $     1,000

Effect of merger/recapitalization    11,230,813        60,154             0       (60,154)            --

Stock issuable for services               5,000            25         2,475             0          2,500

Net (loss)                                   --             0             0      (924,316)      (924,316)
                                    -----------   -----------   -----------   -----------    -----------
Balance, March 31, 1999              12,235,813   $    61,179   $     2,475   $  (984,470)   $  (920,816)

Net income                                   --            --            --   $ 1,852,166    $ 1,852,166

Issuance of stock                        72,000   $       360   $    71,640   $        --    $    72,000
                                    -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1999          12,307,813   $    61,539   $    74,115   $   867,696    $ 1,003,350
                                    ===========   ===========   ===========   ===========    ===========

SITEK, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 1999

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SITEK, Incorporated and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a consistent basis with the March 31, 1999 audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of future operating results. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The consolidated financial statements include the accounts of SITEK, Incorporated and its wholly-owned subsidiaries, Advanced Technology Services, Inc. (ATSI), CMP Solutions, Inc. (CMPS), and VSM Corporation (VSM). All significant intercompany accounts are eliminated upon consolidation.

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

NOTE B. BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Convertible debt is considered a common stock equivalent and is included in the weighted average shares computation using the treasury stock method. The effect of 1,053,000 stock options and 24,562 warrants are not included because they are anti-dilutive.

                                                 Three Months Ended              Six Months Ended
                                                    September 30,                  September 30,
                                             ---------------------------    ---------------------------
                                                 1999           1998            1999          1998
                                             ------------   ------------    ------------   ------------
Net income (loss)                            $    943,127   $   (339,238)   $  1,852,166   $   (339,238)

Weighted average shares outstanding            12,307,813     10,521,776      12,291,989      9,760,034

Effect of dilutive securities:
  Convertible debt                                 36,715             --          52,429             --

  Stock options                                    41,667             --          25,000             --

Diluted weighted average shares outstanding    12,386,195     10,521,776      12,369,418      9,760,034

Basic earnings per share                              .08           (.03)            .15           (.03)

Diluted earnings per share                            .08           (.03)            .15           (.03)

NOTE C. INVENTORIES

Inventories are valued at the lower of cost or market. Cost of pre-owned equipment held for resale is determined on the specific identification method. Costs of all other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                                        September 30,  March 31,
                                                            1999         1999
                                                         ----------   ----------
Pre-owned equipment held for resale                      $3,100,823   $5,389,000

Raw materials                                               142,638           --

Work-in-process                                              56,342           --
                                                         ----------   ----------
     Total                                               $3,299,803   $5,389,000
                                                         ==========   ==========

NOTE D. ACCRUED EXPENSES

The components of accrued expenses are as follows:

                                                  September 30,        March 31,
                                                      1999               1999
                                                   ----------         ----------
Finder's Fee                                       $  787,000         $       --
Profit sharing                                        194,137                 --
Shareholder expense                                   125,000            125,000
Installation and warranty                             114,072                 --
Interest expense                                       79,459             24,506
Directors fees                                         36,000             72,000
Compensation and benefits                              78,789                 --
Legal/audit                                            36,000             67,074
Insurance                                              44,916                 --
Other                                                  65,121             19,500
                                                   ----------         ----------
Total                                              $1,560,494         $  308,080
                                                   ==========         ==========

NOTE E. CONVERTIBLE DEBENTURES

As of September 30, 1999, the Company had issued convertible debentures of $262,500 of which $35,000 were issued during the three months ended September 30, 1999. The debentures are convertible into the Company's common stock at any time after one year from purchase through their maturity date of June 7, 2001. The debentures bear interest at 9.5%, payable annually in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 80% of the average of the five day closing bid prices, as reported by Bloomberg, for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures are subject to a mandatory conversion feature on June 7, 2001, at which time all debentures outstanding will be converted to shares of common stock. There is no beneficial conversion feature associated with the convertible debentures as the fair market value, as determined by an independent valuation, is lower than the bid price. Effective September 17, 1999, the Company issued 4,562 warrants to an organization in compensation for debenture sales. The Company used the Black-Scholes model to value the warrants using fair market value as determined by independent valuation; a 45% volitality factor; a five year expected life and a risk free interest rate of 5%, resulting in a nominal value.

NOTE F. BUSINESS COMBINATION

On April 28, 1999, the Company acquired a company, VSM Corporation, engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies, including ultra-pure gas and chemical handling systems. The Company completed this transaction by paying $ 1,000,000 in cash for all the common stock. The excess of the total acquisition cost over the fair value of the net assets acquired of $557,798 is being amortized over seven years by the straight-line method. The covenant not to compete of $ 24,000 is being amortized over two years, the term of the agreement, by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of

VSM since the date of acquisition are included in the consolidated financial statements. VSM sales and net loss for the year ended December 31, 1998 totaled $4,374,558 and $(138,345), respectively.

In conjunction with this transaction, the Company borrowed $ 1,000,000 from TLD Funding Group. The note bears interest at approximately 24% per year. The note payable is due on April 28, 2001. On July 16, 1999, this note payable was partially paid off through the refinancing with Imperial Bank referred to in Note L.

NOTE G. CONTINGENCIES

The Company has been named a defendant in a lawsuit filed by a former employee of and a former consultant to a company controlled by certain shareholders of the Company alleging wrongful termination, amounts owed for consulting services and misappropriated trade secrets. Management denies these allegations and intends to defend itself vigorously. The defendants have demanded the value of 1,000,000 shares of the Company's stock. No provision has been made to the financial statements as a result of this lawsuit.

NOTE H. SALES BY GEOGRAPHIC AREA

The following table presents information about the Company's sales (attributed to countries based on the location of the customer) by geographic area:

                            Three Months Ended             Six Months Ended
                               September 30,                 September 30,
                        --------------------------    --------------------------
                           1999           1998           1999           1998
                        -----------    -----------    -----------    -----------
United Kingdom          $ 3,401,643    $        --    $ 6,374,129    $        --

Japan                            --             --        891,717             --

United States             1,869,565         75,000      2,620,893         75,000

Netherlands               1,185,850         82,000      1,795,850         82,000

Italy                            --             --        499,000             --

France                           --             --        450,000             --

Mexico                       47,556             --        138,875             --

Malaysia                         --             --         84,312             --

Denmark                          --             --         70,000             --

Other                        88,005             --         91,513             --
                        -----------    -----------    -----------    -----------

Total                   $ 6,592,619    $   157,000    $13,016,289    $   157,000
                        ===========    ===========    ===========    ===========

NOTE I. INCOME TAX MATTERS

Pretax income from continuing operations for the three months and six months ended September 30, 1999 was taxed all domestically.

The income tax provisions charged to continuing operations for the three months and six months ended September 30, 1999 were as follows:

                                         Three Months ended    Six Months Ended
                                         September 30, 1999   September 30, 1999
                                             ---------            ---------
Current:
  U.S. federal                               $ 510,000            $ 863,000
  State                                        132,000              221,000
Deferred tax expense (benefit)                  17,800             (168,200)
                                             ---------            ---------
                                             $ 659,800            $ 915,800
                                             ---------            ---------

The income tax provision charged to continuing operations for the three months and six months ended September 30, 1999 differ from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from operations due to the following:

                                         Three Months Ended    Six Months Ended
                                         September 30, 1999   September 30, 1999
                                             ---------            ---------
Computed "expected" tax                      $ 561,000            $ 969,000
Increase (decrease) in income taxes
  resulting from:
    Nondeductible expenses                      11,000               22,000
    State taxes, net of federal benefit         85,000              146,000
    Change in valuation allowance                   --             (255,000)
    Other                                        2,800               33,800
                                             ---------            ---------
                                             $ 659,800            $ 915,800
                                             ---------            ---------



                                         Three Months Ended    Six Months Ended
                                         September 30, 1998   September 30, 1998
                                             ---------            ---------
Computed "expected" tax (benefit)            $(119,000)           $(119,000)
Increase (decrease) in income taxes
  resulting from:
    Nondeductible expenses                      67,000               67,000
    State taxes, net of federal benefit        (18,000)             (18,000)
    Change in valuation allowance               70,000               70,000
                                             ---------            ---------
                                             $      --            $      --
                                             ---------            ---------

Net deferred tax assets consist of the following components at September 30, 1999:

            Deferred tax asset:
              Other current liabilities                 $ 213,000
                                                        =========

The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheet as a current asset as of September 30, 1999.

The Company's deferred tax assets were fully reserved at March 31, 1999.

NOTE J. EMPLOYMENT AGREEMENTS

During the three months ended September 30, 1999, the Company entered into employment agreements with the following Executives: the President of CMPS/Vice President of Sitek, Incorporated (President CMPS), the President of ATSI/Vice
President of Sitek, Incorporated (President ATSI), and the Vice President of Sitek, Incorporated (Vice President) each for a period of five years, unless terminated earlier, and which shall automatically renew for additional three-year terms unless either party gives written one-year notice for the President ATSI and the Vice President, and written six months notice for the President CMPS. If the agreements are not renewed, Sitek shall pay the Executive an amount equal to one-year salary. The Executive may terminate the agreement at any time upon thirty day written notice. The agreement calls for compensation as follows: annual base salary with potential annual increases; an incentive bonus of up to 40% of the Executive's annual base salary based one-half on the employee's individual performance as evaluated by the CEO and one-half on achieving budgeted operating income goals for the company; and a monthly auto allowance. The Company may terminate this agreement at any time without cause, by giving 120 days' written notice to the Executive. Within seventy-two hours of termination without cause, the Company shall pay the Executive the base salary due him through the date of termination plus an additional five years' salary. The Company will also be responsible for insurance and other benefits for the Executive and his family for a period of three years after termination without cause. If the Executive is terminated without cause, all non-vested options and shares in the company due the Executive shall vest and these shares and options shall have piggyback registration rights in any subsequent public offering for a period of ten years. In the event of death the agreement shall terminate immediately and the Executive's beneficiaries shall be entitled to receive the base salary and benefits due the Executive through the term of the agreement. In the event the company is acquired, merged or taken over by another entity, the Executive's stock options shall vest immediately and this agreement shall automatically renew for five years.

NOTE K. PROFIT SHARING PLANS

In connection with the acquisition referred to in Note F, VSM had a profit sharing plan for the benefit of its employees. An employee must be twenty-one
(21) and work at least 1000 hours in the plan year to be eligible. The Company did not make a contribution to the plan for the three or six-month periods ended September 30, 1999.

Effective July 31, 1999, the Company established the Sitek, Incorporated Profit Sharing and 401K Plan. The Board of Directors has not established an employer matching contribution and has not declared a contribution for the three months ended September 30, 1999.

On September 28, 1999, the Company authorized the merger of the VSM profit sharing plan into the Sitek, Incorporated Profit Sharing and 401K Plan. The merger was completed subsequent to September 30, 1999.

NOTE L. CREDIT AGREEMENT

On July 16, 1999, the Company entered into a six-month credit agreement with Imperial Bank in the amount of $ 3,000,000. The loan bears interest at 15% and is secured by substantially all assets associated with the United Kingdom operation. The credit amount was guaranteed by a stockholder and required a non-refundable fee of $ 75,000 which is being amortized over the life of the loan. If the bank does not receive 50% of the proceeds from the sale of the inventory in the United Kingdom within three days of collection, then an additional 5% will be charged. The proceeds of this credit agreement were used to repay the balance of the short-term note payable to TLD Funding Group and the debt incurred in the VSM acquisition. As of September 30, 1999, the balance outstanding under this credit agreement is $902,028 and the shareholder guarantee has been released. The principle balance has been repaid in full subsequent to September 30, 1999.

NOTE M. FINDER'S FEE AGREEMENT

Effective May 20, 1999, the Company agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15% of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the next $ 8,417,000 in net sales proceeds. The agreement expires on May 31, 2002. As of September 30, 1999, the Company has accrued $ 787,000 in finder's fees of which $346,000 was recognized in the three months ended September 30, 1999 as management expects sales to exceed $15,000,000. Subsequent to September 30, 1999, the Company paid $383,000 in related finder's fees.

NOTE N. SEGMENT INFORMATION

Financial information with respect to the reportable segments follows for the three months and six months ending September 30, 1999 and 1998:

                                       Three Months Ended September 30, 1999

                                                                       Corporate and
                                     VSM          ATSI         CMPS     unallocated     Total
                                     ---          ----         ----     -----------     -----

Revenue from external customers   $1,251,177   $5,257,498   $  76,466    $   7,478    $6,592,619

Segment operating income (loss)      163,971    2,635,376    (212,313)    (718,666)    1,868,368

Segment assets                     1,247,783    5,779,540     363,769      927,801     8,318,863


                                        Six Months Ended September 30, 1999

                                                                       Corporate and
                                     VSM          ATSI         CMPS     unallocated         Total
                                     ---          ----         ----     -----------         -----

Revenue from external customers   $1,773,280   $11,110,695   $ 124,836    $     7,478    $13,016,289

Segment operating income (loss)      369,133     5,004,415    (374,079)    (1,312,713)     3,686,756

Segment assets                     1,247,783     5,779,540     363,769        927,801      8,318,863


                                   Three and Six Months Ended September 30, 1998

                                                                       Corporate and
                                     VSM          ATSI         CMPS     unallocated      Total
                                     ---          ----         ----     -----------      -----

Revenue from external customers       --         $157,000         --             --    $ 157,000

Segment operating income (loss)       --           27,989   (115,904)      (251,527)    (339,442)

Segment assets                        --          114,338    439,187         35,000      589,025

NOTE O. SHAREHOLDERS' AGREEMENT

Sitek entered into a contract with certain of its shareholders as of August 1, 1999 in which the shareholders agree to restrict the transfer and disposition of their shares of common stock. The shareholders, which control a combined total of 8,371,477 shares of Sitek common stock, agree to offer their shares first to the other shareholders participating in the agreement on the same basis as a third party offer, and then, if not fully exercised, to the Company. The Company is not obligated to purchase the shares. Upon termination of the Shareholder's employment with the Company, each Shareholder must offer to sell a portion of his or her shares to the other participating shareholders and to the Company at a predetermined price. The agreement expires August 1, 2001.

NOTE P. 1999 STOCK INCENTIVE PLAN

On January 19, 1999, the Board of Directors adopted the 1999 Stock Incentive Plan and reserved a total of 1,500,000 shares for issuance. The Plan provides for the grant of options which qualify as incentive stock options under Section 422 of the Internal Revenue Code and nonstatutory stock options which do not specifically qualify for favorable income tax treatment under the IRS Code. The Plan is administered by the Compensation Committee of the Board of Directors. Stockholders approved the Plan as of the September 28, 1999 annual stockholder's meeting and the reserve was increased to 2,500,000 shares. As of September 30, 1999, the Company has outstanding option grants under the 1999 plan to certain employees of 903,000 shares with an exercise price equal to the fair market value as of the date of grant. During the three months ended September 30, 1999, the Company granted 753,000 options.

NOTE Q. RESTATEMENT

The September 30, 1998 previously reported numbers have been changed to reflect certain year-end audit adjustments with an effect of increasing the net loss for the periods ended September 30, 1998 by $239,070.

NOTE R. SUBSEQUENT EVENTS

On October 25, 1999, the Company entered into an employment agreement with a Senior Staff Engineer (Engineer) for a period of three years, unless terminated earlier, which shall automatically renew for one additional three year period unless the Company gives the Engineer six months written notice. The agreement calls for compensation as follows: a base salary and a annual performance-based bonus, in addition to 75,000 common stock options issued at fair market value which will vest per the 1999 Stock Incentive Plan. In the event Sitek elects to sell or otherwise be acquired or to enter into a merger agreement with another entity, all exercisable and non-exercisable stock options shall become 100% vested. If the Engineer is terminated without cause, the Company shall pay the base salary through the balance of the agreement plus one year in addition to providing the Engineer full benefits for the same period of time or until the Engineer finds other employment, whichever comes first.

In addition, the Company has repaid the principle balance in full due under the Imperial Bank credit facility as detailed in Note L subsequent to September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements. Important factors which may cause actual results to differ include, but are not limited to, matters which are discussed in more detail in the Company's Form 10-K for the 1999 fiscal year.

RESULTS OF OPERATIONS

Sitek began operations on July 14, 1998 when it acquired all the outstanding stock of CMP Solutions, Inc. (CMPS). On July 24, 1998, all of the outstanding stock of Advanced Technology Services, Inc. (ATSI) was contributed to Sitek as a wholly owned subsidiary. ATSI was formed on July 23, 1998.

NET SALES

Sitek's net sales of $ 6,593,000 in the three months ended September 30, 1999 and $ 13,016,000 in the six months ended September 30, 1999 were principally due to resales by ATSI of $5,257,000 and $ 11,111,000, respectively, of pre-owned semiconductor capital equipment. The current fiscal year net sales increased significantly over sales in the three and six-month periods ended September 30, 1998 when Sitek was operating in a developmental stage.

Net sales of $ 1,251,000 were generated during the three months ended September 30, 1999 by VSM, which Sitek acquired in April, 1999. VSM has earned net sales of $ 1,773,000 since being acquired by Sitek.

CMPS continued developing its market and generated net sales of $ 76,000 during the three months and $ 125,000 for the six months ended September 30, 1999.

GROSS MARGIN

Sitek's gross margin was 58.7% for the three months ended September 30, 1999 and 56.7% for the six months ended September 30, 1999 compared with 24.2% for the three month and six-month periods ended September 30, 1998 primarily due to sales in the current fiscal year of the pre-owned UK inventory obtained at attractive prices.

OPERATING EXPENSE

Operating expenses of $ 1,999,000 in the three months ended September 30, 1999 or 30.3% of sales and $ 3,698,000 for the six months ended September 30, 1999 or 28.4% of sales were significantly higher in absolute dollars than the expenses incurred in the same periods for fiscal 1999 when Sitek operated as a developmental stage company. Sitek has concentrated on building its administrative, selling, and research, development and engineering staff and infrastructure during the current fiscal year to support the growth in sales volume.

Research, development, and engineering expenses of $ 386,000 or 5.9% for the three months and $ 665,000 or 5.1% of sales for the six months ended September 30, 1999 were incurred primarily to complete the development of a new CMP wafer carrier, which is expected to improve product yields for customers using existing CMP (Chemical Mechanical Planarization) tools. The carrier head is anticipated to be available for initial beta site sales in the third quarter of fiscal 2000 with production versions available in the fourth quarter of fiscal 2000. Sitek also began design work during the three months ended September 30, 1999 on a proprietary CMP system which is targeted for high through-put, high quality, low cost semiconductor planarization requirements. The equipment is anticipated to be available for beta site sales during fiscal 2001. CMPS incurred engineering expenses associated with development of planarization processes related to its foundry operation. Engineering expenses incurred in the three and six months ended September 30, 1998 or $112,000 were primarily due to engineering efforts in setting up the CMPS facility.

Sitek incurred $1,613,000 or 24.5% of sales in the three months and $ 3,032,000 or 23.3% of sales during the six months ended September 30, 1999 in selling, general and administrative expense primarily relating to general business activities including selling and administrative wages, travel, legal and accounting, facility rent, and equipment rentals as well as $ 346,000 and $ 787,000, respectively, in finder's fees expenses associated with the U.K. pre-owned inventory acquisition as referred to in Note M. Selling, general, and administrative expenses of $ 266,000 for the three and six months ended September 30, 1998 were primarily due to start-up costs.

INTEREST EXPENSE

Interest expense during the three months ended September 30, 1999 was $307,000 or 4.7% of net sales as compared to $946,000 for the six months ended September 30, 1999 or 7.3% of sales. Sitek has reduced its interest expense in the three months ended September 30, 1999 from three months ended June 30, 1999 due to debt repayment and due to lower interest rates on the Imperial Bank credit facility discussed in Note L. No interest was incurred in the six months ended September 30, 1998.

Sitek also has available a line of credit with TLD for amounts up to $ 1,000,000 to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 30 days and 2% per month thereafter. The Company also must pay a financing fee of 7% at the time of each advance under the line. At September 30, 1999, the Company owed $ 514,000 under this line of credit.

In April 1999, Sitek entered into a loan agreement with TLD to borrow $ 1,000,000 to be used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes financing fees of $ 70,000, which are amortized over the life of the loan. This loan was partially refinanced in July, 1999 with Imperial Bank as discussed in Note L. The balance due TLD on this loan as of September 30, 1999 is $532,000.

Sitek has sold convertible debentures totaling $ 35,000 during the three months ended September 30, 1999 and $ 182,500 during the current fiscal year. The debentures earn interest at the rate of 9.5% and may be converted into the Company's common stock after one year from purchase through June 7, 2001 at which time they mature. The debentures are subject to mandatory conversion to common stock upon maturity. The conversion price is based upon a formula, but in no case at a price lower than $ 3.50 or higher than $ 5.00.

PLAN OF OPERATIONS

In March 1999, ATSI purchased substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in the United Kingdom. As a result, ATSI net revenues from equipment resale operations during the three and six months ended September 30, 1999 significantly exceeded revenues earned in the previous fiscal period ending March 31, 1999.

During the three months ended September 30, 1999, CMPS continued in the development phase and made efforts in marketing its foundry capabilities. CMPS had revenues of $ 76,000 during the three months ended September 30, 1999 and $ 125,000 for the six months ended September 30, 1999. The Company expects continued development and facilitization expenses for CMPS during the next 12 months and anticipates CMPS revenues to increase in the second half of its fiscal year ended March 31, 2000.

On April 28, 1999, Sitek purchased all the outstanding shares of VSM for $1,000,000. VSM is located in Tempe, Arizona and is engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies. The VSM ultra-pure gas and chemical handling systems have wide applications in wafer manufacturing operations and plant facilities. VSM has recently introduced a proprietary furnace system that is utilized in the fabrication of nonvolatile semiconductor memory circuits and other devices. Subsequent to September 30, 1999, a patent application was filed with the U.S. Patent and Trademark Office for protection of intellectual property associated with this system.

Sitek has hired advanced development engineers and is developing a new chemical mechanical planarization wafer carrier, which is expected to improve customer device yields. The carrier head is anticipated to be available for initial beta site sales in the third quarter of fiscal 2000 with production versions expected in late fiscal 2000. Subsequent to September 30, 1999, a patent application was filed to protect Sitek's intellectual property associated with the wafer carrier technology.

During the next 12 months, Sitek expects to engage in funding efforts and acquisitions, physically consolidate operations, increase CMPS's revenues, introduce the new carrier head product, and develop VSM's business. Sitek also expects to acquire all of the capital stock of Global Semiconductor
Technologies, Inc., an Arizona corporation ("GST") and Advanced Control Technologies, Inc., an Arizona corporation ("ACT"), both located in Tempe, Arizona and affiliated through common ownership by certain shareholders. At the present time, Sitek shares office space and staff with GST and ACT. All expenditures to date between the companies have been treated as loans to or from these entities.

Sitek plans to raise additional capital with a possible private or public placement of an undetermined number of shares of Sitek preferred and/or common stock. Sitek plans to apply any such additional capital to product development, equipment, and corporate acquisitions in addition to working capital requirements above those funded from operations.

LIQUIDITY AND SOURCES OF CAPITAL

Sitek believes it will need additional capital to meet its funding needs, including repayment of debt obligations when due, future acquisitions, product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. CMPS will need additional funding before it is able to generate material revenues. There is no assurance that Sitek will be able to attract additional capital or that the funds, if acquired, will be sufficient to complete and integrate the acquisitions of GST or ACT, or to meet Sitek's product development or operating capital requirements.

Neither management nor other of Sitek's shareholders has made commitments to provide additional funds to Sitek. Accordingly, there can be no assurance that any additional funds will be available to Sitek to allow it to cover its capital needs. Management has a contingency plan to allow Sitek to sustain itself without additional funding. However, the success of this plan depends upon: (i) ATSI retaining its market position and substantially increasing its sales revenues in the next 12 months; (ii) CMPS reaching production status and attracting customers with minimal funding; (iii) VSM generating sufficient revenues to fund its operations; (iv) the wafer carrier product achieving market acceptance and (v) ACT and GST generating approximately adequate revenues to cover operating expenses during fiscal 2000, assuming SITEK acquires ACT and GST.

Irrespective of whether Sitek's cash assets meet Sitek's operational capital needs during the next 12 months, Sitek might compensate providers of services by issuances of Sitek's common stock in lieu of cash.

EXPECTED PURCHASES OF SIGNIFICANT EQUIPMENT

Depending on market conditions, demand, and the availability of funding, Sitek expects to purchase certain silicon wafer processing and metrology equipment during fiscal year 2000. Sitek believes this equipment will increase the likelihood of Sitek's success in generating material revenues at its CMPS foundry and engineering/manufacturing services operation.

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

Sitek relies exclusively on personal computer ("PC") based systems. Sitek has certified all PC systems under its control. All accounting programs and the PC system hardware have been upgraded and made Year 2000 compliant at a cost of $ 2,000. The Company expects any future expenditures required, if any, to correct Year 2000 issues on installed computer systems will not be material. However, there can be no assurance that such upgrades or adjustments to hardware and software will be sufficient to make Sitek's computers or equipment Year 2000 compliant in a timely manner or that allocated resources will be sufficient. A failure to become Year 2000 compliant on its computers or equipment could disrupt materially Sitek's operating results and financial condition.

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

Interest Rate Risk - The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at year-end. Since the company's current debt has high interest rates, any near term changes in interest rates would not have a material adverse affect.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. As of September 30, 1999, the company did not have any material foreign currency transactions. The company expects to have foreign currency exchange rate risk in the future.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

     Sitek was named as a defendant in a lawsuit that was filed on April 1, 1999. The lawsuit involves two separate claims by two plaintiffs; EDMOND L. LONERGAN AND ROBERT F. RUSSO, JR. V. SITEK, INCORPORATED, ET AL., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 99-05785. The first plaintiff, Edmond Lonergan, alleges that he was not paid for consulting services by Global Semiconductor Technologies, Inc., a company controlled by certain shareholders of Sitek. Mr. Lonergan also claims that Global Semiconductor Technologies, Inc. and/or the other defendants misappropriated trade secrets in conducting the reverse merger of Dentmart into Sitek. The second plaintiff, Robert Russo, Jr., was a former employee of Global Semiconductor Technologies, Inc. Mr. Russo claims that he was wrongfully terminated. Sitek filed its answer denying these allegations and intends to defend itself vigorously. Mr. Lonergan and Mr. Russo have demanded the value of 1,000,000 shares of Sitek's capital stock and other damages to be proven at trial in their complaint. There has been no change in the status of this lawsuit since June 30, 1999.

ITEM 2: CHANGES IN SECURITIES USE OF PROCEEDS.

     During the three month period ending September 30, 1999, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, the Company issued debentures in the aggregate of $35,000 convertible into shares of the Company's common stock to two investors. Each of the investors is an accredited investor.

     The debentures bear an interest rate of 9.5 percent per year and are payable in the form of the Company's common stock at the market price, defined as 80 percent of the average of the five-day closing bid price as reported by Bloomberg, LP for the five consecutive trading days prior to conversion, but in no event at a price less than $3.50 per share or more than $5.00 per share.

     During the same three month period, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, the Company issued 4,562 warrants to a financial consulting company in consideration of consulting services provided. The warrants entitle the holder to purchase 4,562 shares of the company's common stock at a purchase price of $5.00 per share and expire on December 31, 2004.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on September 28, 1999 in Tempe Arizona

     (a) Four incumbent directors were re-elected without opposition to serve another one-year term in office. The election results were as follows:

Name of Director                      Votes For                  Votes Withheld
----------------                      ---------                  --------------
Dr. Don M. Jackson, Jr.               11,349,425                       0
Maurice L. McGill                     11,349,425                       0
L. Richard Myers                      11,349,425                       0
Dr. Dan L. Shunk                      11,349,425                       0

     (b) The stockholders approved the 1999 Stock Incentive Plan as originally adopted the the Board of Directors on January 19, 1999 with a total of 1,5000,000 shares of Common Stock reserved and subsequently amended by the Board on August 16, 1999 increasing by 1,000,000 shares resulting in 2,500,000 shares of Common Stock reserved.

                votes for                          8,529,137
                votes against                             13
                votes abstained                        5,000
                broker non-votes                           0

     (c) The stockholders ratified the selection of McGladrey & Pullen, LLP as the Company's independent auditors for fiscal 2000. The vote was as follows:

                votes for                         11,340,425
                votes against                          9,000
                votes abstained                            0
                broker non-votes                           0

ITEM 5: OTHER INFORMATION.

     (a) On July 16, 1999, the Company entered into a Credit Agreement with Imperial Bank pursuant to which Imperial Bank agreed to provide a $3,000,000 line of credit to the Company for the use of refinancing existing inventory debt. A copy of the Credit Agreement is filed herewith.

     (b) On July 2, 1999, the Company entered into a five-year employment agreement with its Vice President, Mark Simon. A copy of the employment agreement is filed herewith.

     (b) On July 2, 1999, the Company entered into a five-year employment agreement with its Vice President, Julian Gates. A copy of the employment agreement is filed herewith.

     (b) On July 2, 1999, the Company entered into a five-year employment agreement with its Vice President, Parag Modi. A copy of the employment agreement is filed herewith.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index following the signature page, which is incorporated herein by reference.

     (b) Reports on form 8-K

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

                                       SITEK, INCORPORATED
                                       (Registrant)

Date: November 15, 1999                By: /s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer


Date: November 15, 1999                By: /s/ Gloria Zemla
                                           -------------------------------------
                                           Gloria Zemla
                                           Chief Financial Officer

                               SITEK, Incorporated
                 Exhibit Index to Quarterly Report on Form 10-Q
                 For the Quarter Period Ended September 30, 1999

Exhibit No.                                             Incorporated by
Filed Herewith          Description                     Reference To:
--------------          -----------                     -------------
2.1                     Stock Purchase Agreement        Form 8-K filed with the
                        dated April 28, 1999            SEC on May 13, 1999

3.1                     Articles of Incorporation of    Form 8-K-filed with the
                        Registrant                      SEC on August 17, 1998

3.2                     Bylaws of Registrant            Form 10-K filed with the
                                                        SEC on April 17, 1998

10.1                    Credit Agreement                Filed Herewith
                        with Imperial Bank
                        dated July 16, 1999

10.2                    Shareholders' Agreement         Filed Herewith
                        dated August 1, 1999

10.3                    *Employment Agreement           Filed Herewith
                        with Mark Simon dated
                        July 2, 1999

10.4                    *Employment Agreement           Filed Herewith
                        with Julian Gates dated
                        July 2, 1999

10.5                    *Employment Agreement           Filed Herewith
                        with Parag Modi dated
                        July 2, 1999

27.1                    Financial Data Schedule         Filed Herewith

* Management Contract or compensatory plan.