Form 10-Q
period 1999-12-31
SITEK INC
filed 2000-02-14
CIK 849862

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                   -------------  -------------

     Commission file number 33-28417

                               SITEK, INCORPORATED
         (Formerly Known as Dentmart Group, Inc. and Elgin Corporation)
         --------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                  86-0923886
---------------------------------                 -------------------
(State of Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)



    1817 West 4th Street, Tempe, AZ                      85281
----------------------------------------              ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,307,813 shares of common stock outstanding as of February 4, 2000.

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of December 31, 1999
    (unaudited) and March 31, 1999...........................................  1

  Consolidated Statements of Operations
    Three Months and Nine Months ended
    December 31, 1999 and 1998 (unaudited)...................................  2

  Consolidated Statements of Cash Flow
    Nine Months ended December 31, 1999
    and 1998 (unaudited).....................................................  3

  Consolidated Statement of Stockholders' Equity Period
    from June 23, 1998, date of inception,
    to December 31, 1999.....................................................  4

  Notes to Consolidated Financial Statements (unaudited).....................  5

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.............................. 13

Item 3. Quantitative and Qualitative Disclosures
  about Market Risk.......................................................... 16

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17

Item 5. Other Information.................................................... 17

Item 6. Exhibits and Reports on Form 8-K..................................... 17

Signatures................................................................... 18

                      SITEK, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF DECEMBER 31, 1999 (UNAUDITED) AND MARCH 31, 1999

                                            December 31, 1999     March 31, 1999
                                            -----------------     --------------
Assets                                         (Unaudited)

CURRENT ASSETS
  Cash                                         $   449,701          $       863
  Accounts Receivable                            1,570,438              207,934
  Related Party Receivable                          51,516               58,161
  Inventory                                      3,866,425            5,389,000
  Prepaid Financing Fees                            46,667              568,533
  Prepaid Vat                                       65,231              910,000
  Prepaid Expenses and Other Assets                 94,307              117,592
  Deferred Tax Asset                               193,000                 --
                                               -----------          -----------
     Total Current Assets                        6,337,285            7,252,083
                                               -----------          -----------

PROPERTY AND EQUIPMENT, Net of Accumulated
   Depreciation and Amortization of $77,833
    as of December, 31, 1999, and
    $14,214 as of March 31, 1999                   576,897               90,707

DEPOSITS                                            66,186               37,466

GOODWILL, Less Accumulated
  Amortization of $53,125                          504,673                 --

COVENANT NOT TO COMPETE, Less Accumulated
  Amortization of $8,000                            16,000                 --
                                               -----------          -----------
TOTAL ASSETS                                   $ 7,501,041          $ 7,380,256
                                               ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                               $   190,464          $   154,000
  Advances From Related Parties                     60,941              388,418
  Notes Payable                                         --            5,745,510
  Accounts Payable                               1,669,280              268,774
  Customer Deposits                                596,172              171,250
  Accrued Expenses                               1,230,029              308,080
  Vat Payable                                       93,798              910,000
  Income Tax Payable                             1,003,000                   --
  Convertible Debentures                            80,000               80,000
  Deferred Revenue                                  20,644               20,644
  Capital Lease Obligation                             268                   --
                                               -----------          -----------
     Total Current Liabilities                   4,944,596            8,046,676
                                               -----------          -----------
NOTE PAYABLE                                       532,431                   --
                                               -----------          -----------
CAPITAL LEASE OBLIGATION                             4,147                   --
                                               -----------          -----------
DEFERRED REVENUE, LONG TERM PORTION                 22,365               37,848
                                               -----------          -----------
DEFERRED RENT PAYABLE                               55,352                9,367
                                               -----------          -----------
CONVERTIBLE DEBENTURES                             182,500                   --
                                               -----------          -----------
LINE OF CREDIT                                     207,181              207,181
                                               -----------          -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 Par Value, 2,000,000
    Shares Authorized, None Issued                      --                   --

  Common Stock, $.005 Par Value 50,000,000
   Authorized, 12,307,813 Shares Issued
   and Outstanding as of December 31, 1999,
   12,230,813 Shares Issued and Outstanding
   With 5,000 Shares Issuable as of
   March 31, 1999                                   61,539               61,179
  Additional Paid-in-Capital                        74,115                2,475
  Retained Earnings (Deficit)                    1,416,815             (984,470)
                                               -----------          -----------
     Total Equity                                1,552,469             (920,816)
                                               -----------          -----------
TOTAL LIABILITIES & EQUITY                     $ 7,501,041          $ 7,380,256
                                               ===========          ===========

                      SITEK, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended          Nine Months Ended
                                              December 31,                December 31,
                                        ------------------------   -------------------------
                                           1999          1998         1999           1998
                                        ----------    ----------   -----------    ----------
Net sales                               $5,492,171    $2,586,250   $18,508,460    $2,743,250
Cost of goods sold                       2,396,517     1,841,941     8,028,681     1,960,983
                                        ----------    ----------   -----------    ----------
  Gross profit                           3,095,654       744,309    10,479,779       782,267
                                        ----------    ----------   -----------    ----------
Operating  expenses:
  Selling, general and administrative    1,670,092       245,559     4,700,324       511,097
  Research development & engineering       450,120       122,068     1,117,257       233,930
                                        ----------    ----------   -----------    ----------
  Total operating expenses               2,120,212       367,627     5,817,581       745,027
                                        ----------    ----------   -----------    ----------
  Income from operations                   975,442       376,682     4,662,198        37,240

Other income (expense)
  Interest (expense)                      (126,889)     (107,404)   (1,072,757)     (107,404)
  Other income                              14,566             1        41,644           205
                                        ----------    ----------   -----------    ----------
                                          (112,323)     (107,403)   (1,031,113)     (107,199)
  Income (loss) before income taxes        863,119       269,279     3,631,085       (69,959)
                                        ----------    ----------   -----------    ----------
Income Taxes                               314,000        51,000     1,229,800        51,000
                                        ----------    ----------   -----------    ----------
  Net income (loss)                     $  549,119    $  218,279   $ 2,401,285    $ (120,959)
                                        ==========    ==========   ===========    ==========
Basic earnings (loss) per share         $      .04    $      .02   $       .20    $     (.01)
                                        ==========    ==========   ===========    ==========
Diluted earnings (loss) per share       $      .04    $      .02   $       .19    $     (.01)
                                        ==========    ==========   ===========    ==========

                      SITEK, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Nine Months Ended
                     December 31, 1999 and 1998 (Unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                     ---------------------------
                                                         1999           1998
                                                     -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  $ 2,401,285    $  (120,959)
  Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided by (Used In)
   Operating Activities:
    Amortization of Prepaid Financing                    596,866             --
    Depreciation & Amortization                          122,228         33,683
    Deferred Taxes                                      (165,000)            --
    Gain Recognized On Sale Leaseback Transaction        (15,483)            --
    Deferred Rent Expense                                 45,985             --
    Change in Assets and Liabilities:
      Accounts Receivable                             (1,297,138)      (933,705)
      Inventory                                        1,735,187             --
      Prepaid VAT                                        844,769             --
      Prepaid Expenses and Other Assets                   40,592        (21,140)
      Advances From Related Parties                     (327,477)       360,293
      Accounts Payable                                   907,441        293,042
      Customer Deposits                                  226,912             --
      Accrued Expense                                    857,817        177,260
      Income Tax Payable                                 983,000         51,000
      VAT Payable                                       (816,202)            --
      Profit Sharing Liability                          (254,992)            --
                                                     -----------    -----------
  Net Cash Provided by (Used In)
    Operating Activities                               5,885,790       (160,526)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Related Party Receivables                                6,645             --
  Purchase of VSM, Net of Cash                          (106,268)            --
  Capital Expenditures, Net of Retirements              (337,258)      (512,907)
                                                     -----------    -----------
  Net Cash (Used In) Investing Activities               (436,881)      (512,907)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Prepayments of Financing Fee                           (75,000)            --
  Borrowings On Line of Credit                         1,387,964             --
  Repayments of Line of Credit                        (1,351,500)            --
  Proceeds From Issuance of Convertible Debentures       182,500         75,000
  Repayment of Notes Payable                          (9,213,079)            --
  Proceeds From Notes Payable                          4,000,000        615,800
  Repayment of Capital Lease                              (2,956)            --
  Issuance of Common Stock                                72,000          1,000
                                                     -----------    -----------
  Net Cash Provided by (Used In)
    Financing Activities                              (5,000,071)       691,800
                                                     -----------    -----------
  Net Increase in Cash                                   448,838         18,367
  Cash, Beginning                                            863             --
                                                     -----------    -----------
  Cash, Ending                                       $   449,701    $    18,367
                                                     ===========    ===========
  SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Acquisition of VSM Inc.:
  Cash Purchase Price                                $ 1,000,000    $        --
                                                     ===========    ===========
  Working Capital Acquired,
    Net of Cash and Cash Equivalents                 $  (678,194)   $        --
  Fair Value of Other Assets Acquired,
    Principally Property and Equipment                   210,035             --
  Long-term Debt Assumed                                  (7,371)            --
                                                     -----------    -----------
                                                     $  (475,530)   $        --
                                                     ===========    ===========

For the nine months ended December 31,1999, cash payments for interest/financing expense and income taxes were $374,490 and $417,000, respectively. In the nine months ended December 31, 1998, cash payments for interest were $54,939. No cash payments for income taxes were made in the nine months ended December 31, 1998.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       Period from June 23, 1998, date of inception to December 31, 1999

                                          Common Stock           Additional
                                       --------------------       paid-in       Retained
                                       Shares        Amount       capital       earnings        Total
                                       ------        ------       -------       --------        -----
Issuance of stock, June 23, 1998      1,000,000   $     1,000   $        --   $        --    $     1,000
Effect of merger/recapitalization    11,230,813        60,154             0       (60,154)            --
Stock issuable for services               5,000            25         2,475             0          2,500
Net (loss)                                   --             0             0      (924,316)      (924,316)
                                     ----------   -----------   -----------   -----------    -----------

Balance, March 31, 1999              12,235,813   $    61,179   $     2,475   $  (984,470)   $  (920,816)

Net income                                   --            --            --   $ 2,401,285    $ 2,401,285
Issuance of stock                        72,000   $       360   $    71,640   $        --    $    72,000
                                     ----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999
  (unaudited)                        12,307,813   $    61,539   $    74,115   $ 1,416,815    $ 1,552,469
                                     ==========   ===========   ===========   ===========    ===========

SITEK, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 1999

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SITEK, Incorporated and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a consistent basis with the March 31, 1999 audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of future operating results. For further information refer to the financial statements and footnotes included in the company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

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

NOTE B. BASIC AND DILUTED EARNINGS PER SHARE

Basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common and dilutive common equivalent shares outstanding during the period. Convertible debt and the effect of stock options are considered common stock equivalent and are included in the weighted average shares computation using the treasury stock method. The effect of 77,000 stock options and 64,562 warrants are not included because they are anti-dilutive.

                                              Three Months Ended         Nine Months Ended
                                                 December 31,               December 31,
                                            -----------------------   -----------------------
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------
Net income (loss)                             $549,119     $218,279   $2,401,285    $(120,959)

Weighted average shares outstanding         12,307,813   12,230,813   12,297,302   11,002,443

Effect of dilutive securities:
      Convertible debt                          68,143       15,000       49,015           --
      Stock options                            888,192           --      591,942           --

Diluted weighted average shares
  outstanding                               13,264,146   12,245,813   12,938,259   11,002,443

Basic earnings per share                           .04          .02          .20         (.01)

Diluted earnings per share                         .04          .02          .19         (.01)

NOTE C. INVENTORIES

Inventories are valued at the lower of cost or market. Cost of pre-owned equipment held for resale is determined on the specific identification method. Costs of all other inventories are determined on a first-in, first-out (FIFO) basis. Inventories consisted of the following:

                                             December 31, 1999    March 31, 1999
                                             -----------------    --------------
Pre-owned equipment held
  for resale, net of reserves                    $3,124,394         $5,389,000
Raw materials                                       159,386                 --
Work-in-process                                     582,645                 --
                                                 ----------         ----------
     Total                                       $3,866,425         $5,389,000
                                                 ==========         ==========

NOTE D. ACCRUED EXPENSES

The components of accrued expenses are as follows:

                                     December 31, 1999     March 31, 1999
                                     -----------------     --------------
Finder's Fee                           $   637,789           $      --
Compensation and benefits                  222,219                  --
Interest expense                            58,954              24,506
Installation and warranty                   52,330                  --
Insurance                                   52,327                  --
Legal/audit                                 50,295              67,074
Shareholder expense                         45,000             125,000
Directors fees                                  --              72,000
Other                                      111,115              19,500
                                       -----------           ---------
Total                                  $ 1,230,029           $ 308,080
                                       ===========           =========

NOTE E. CONTINGENCIES

The Company has been named a defendant in a lawsuit filed by a former employee (Employee) of and a former consultant (Consultant) to a company controlled by certain shareholders of the Company alleging wrongful termination, amounts owed for consulting services and misappropriated trade secrets. Management denies these allegations and intends to defend itself vigorously. The defendants have demanded the value of 1,000,000 shares of the Company's stock. No provision has been made to the financial statements as a result of this lawsuit. Subsequent to December 31, 1999, the Employee and the Company stipulated all claims be dismissed with prejudice, each party to bear its own costs and attorneys' fees. The lawsuit with the Consultant is ongoing.

NOTE F. SALES BY GEOGRAPHIC AREA

The following table presents information about the Company's sales (attributed to countries based on the location of the customer) by geographic area:

                           Three Months Ended             Nine Months Ended
                              December 31,                   December 31,
                       --------------------------    --------------------------
                            1999           1998          1999           1998
                       -----------    -----------    -----------    -----------
United Kingdom         $ 2,106,000    $        --    $ 8,480,129    $        --
United States            2,648,882          1,250      5,269,775         76,250
Netherlands                157,500      2,189,000      1,953,350      2,271,000
Japan                        3,284             --        895,001             --
Malaysia                   455,824             --        540,136             --
Italy                           --             --        499,000             --
France                          --        396,000        450,000        396,000
Mexico                      35,886             --        174,761             --
Other                       84,795             --        246,308             --
                       -----------    -----------    -----------    -----------
Total                  $ 5,492,171    $ 2,586,250    $18,508,460    $ 2,743,250
                       ===========    ===========    ===========    ===========

NOTE G. INCOME TAX MATTERS

Pretax income from continuing operations for the three months and nine months ended December 31, 1999 was taxed all domestically.

The income tax provisions charged to continuing operations for the three months and nine months ended December 31, 1999 and 1998 were as follows:

                                    Three Months ended     Nine Months Ended
                                        December 31,          December 31,
                                   -------------------    ---------------------
                                     1999       1998         1999         1998
                                   --------    -------    ----------    -------
Current:
     U.S. federal                  $268,000    $39,000    $1,131,000    $39,000
     State                           68,000     12,000       289,000     12,000
Deferred tax expense (benefit)      (22,000)        --      (190,200)        --
                                   --------    -------    ----------    -------
                                   $314,000    $51,000    $1,229,800    $51,000
                                   ========    =======    ==========    =======

The income tax provision charged to continuing operations for the three months and nine months ended December 31, 1999 and 1998 differ from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from operations due to the following:

                                        Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        -----------------  --------------------
                                          1999     1998       1999       1998
                                        --------  -------  ----------   -------
Computed "expected" tax                 $302,000  $94,000  $1,271,000  $(24,000)
Increase (decrease) in income taxes
  resulting from:
    Nondeductible expenses                16,000       --      38,000    76,000
    State taxes, net of federal benefit   44,000       --     188,000        --
    Change in valuation allowance             --  (43,000)   (255,000)       --
    Other                                (48,000)      --     (12,200)   (1,000)
                                        --------  -------  ----------   -------
                                        $314,000  $51,000  $1,229,800   $51,000
                                        ========  =======  ==========   =======

Attributes giving rise to net deferred tax assets consist primarily of other current liabilities at December 31, 1999.

The Company's deferred tax assets were fully reserved at March 31, 1999.

NOTE H. SEGMENT INFORMATION

Financial information with respect to the reportable segments follows for the three and nine months ending December 31, 1999 and 1998:

                      Three Months Ended December 31, 1999

                                                         Corporate and
                          VSM         ATSI        CMPS    Unallocated   Total
                          ---         ----        ----    -----------   -----
Revenue from external
  customers           $1,150,411  $ 4,294,284  $ 39,976   $  7,500   $5,492,171

Segment operating
  income (loss)          106,959    2,078,939  (387,764)  (822,692)     975,442

Segment assets         2,020,389    4,237,641   348,313    894,698    7,501,041


                       Nine Months Ended December 31, 1999

                                                         Corporate and
                          VSM         ATSI        CMPS    Unallocated   Total
                          ---         ----        ----    -----------   -----
Revenue from external
  customers           $2,923,691  $15,404,979  $164,812   $  14,978 $18,508,460

Segment operating
  income (loss)          476,092     7,083,354 (761,843) (2,135,405)  4,662,198

                      Three Months Ended December 31, 1998

                                                      Corporate and
                          VSM       ATSI       CMPS     Unallocated     Total
                          ---       ----       ----     -----------     -----
Revenue from external
  customers                --   $ 2,585,000     1,250          --     $2,586,250

Segment operating
  income (loss)            --       667,120  (124,357)   (166,081)       376,682

Segment assets             --       963,264   489,117          55      1,452,436

                       Nine Months Ended December 31, 1998

                                                       Corporate and
                         VSM       ATSI       CMPS      Unallocated      Total
                         ---       ----       ----      -----------      -----
Revenue from external
  customers               --   $ 2,742,000     1,250          --      $2,743,250

Segment operating
  income (loss)           --       695,109  (240,261)   (417,608)         37,240

NOTE I. FINDER'S FEE AGREEMENT

Effective May 20, 1999, the Company agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15% of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the next $ 8,417,000 in net sales proceeds. The agreement expires on May 31, 2002. As of December 31, 1999, the Company has recognized $1,073,000 in finder's fees expenses of which $286,000 was recognized in the three months ended December 31, 1999 as management expects sales to exceed $15,000,000.

NOTE J. RESEARCH, DEVELOPMENT, AND ENGINEERING

Research, development, and engineering activities conducted during the three months ended December 31, 1999 include the completion of the Corona head product as well as the initial design work for the Phoenix 2000 Chemical Mechanical Planarization system and the Wet-Q Wet Buffer Station. In addition, CMPS incurred engineering expenses associated with development of planarization processes related to its foundry business.

NOTE K. 1999 STOCK INCENTIVE PLAN

On January 19, 1999, the Board of Directors adopted the 1999 Stock Incentive Plan and reserved a total of 1,500,000 shares for issuance. The Plan provides for the grant of options which qualify as incentive stock options under Section 422 of the Internal Revenue Code and nonstatutory stock options which do not specifically qualify for favorable income tax treatment under the IRS Code. The Plan is administered by the Compensation Committee of the Board of Directors. Stockholders approved the Plan as of the September 28, 1999 annual stockholder's meeting and the reserve was increased to 2,500,000 shares. As of December 31, 1999, the Company has outstanding option grants to certain employees under the Plan of 1,140,000 shares with an exercise price equal to the fair market value as of the date of grant. During the three months ended December 31, 1999, the Company granted 262,000 options.

NOTE L. RESTATEMENT

The December 31, 1998 previously reported numbers have been changed to reflect certain March 31, 1999 audit adjustments with an effect of reducing the net profit for the three months ended December 31, 1998 by $51,000 and $290,070 for the nine months ended December 31, 1998.

NOTE M. SUBSEQUENT EVENTS

On January 10, 2000, the Company entered into a revolving credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matures January 9, 2001, and is secured by substantially all assets of Sitek and ATSI other than property acquired by the Company under a pre-existing credit facility. The credit agreement required a non-refundable fee of $30,000 which will be amortized over the life of the loan. The Company may borrow the lessor of $2,000,000 or a percentage of the Borrowing Base which consists of eligible accounts receivable and eligible inventory.

On January 20, 2000, the Company entered into a facility lease agreement which expires May 31, 2003. Rent is payable at the rate of $15,000 per month from June 1, 2000 through May 31, 2001, $16,000 per month from June 1, 2001 through May 31, 2002, and $17,000 per month from June 1, 2002 through May 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of results of operations and financial condition, statements of future economic performance, and general or specific statements of future expectations and beliefs. The matters covered by such forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including those discussed below, which may cause the actual results, performance or achievements of the Company to differ materially from those contemplated or implied by such forward-looking statements.

GENERAL

Sitek provides administrative, product development, and business support functions for its semiconductor capital equipment and foundry subsidiary companies. As of December 31, 1999, Sitek operated three wholly-owned subsidiaries: CMP Solutions, Inc. ("CMPS"), Advanced Technology Services Inc. ("ATSI"); and VSM Corporation ("VSM"). Sitek and its subsidiaries employed 61 persons as of December 31, 1999. Sitek is a start-up company with only a very limited operating history. As such, it remains subject to all the risks and uncertainties of a new business, including those relating to the establishment of operational, accounting, financial, employment, sales, marketing and other systems and procedures. In addition, the company is subject to the special risks inherent in the very dynamic semiconductor industry where, because obsolescence cycles are short and timing is critical, companies with limited resources may be unable to complete effectively.

CMP SOLUTIONS, INC.

CMPS, which commenced operations in July 1998, provides services and products relating to "chemical mechanical planarization," or CMP. This is the process by which surface materials on a silicon wafer are removed or polished to make it possible to add new layers of integrated circuit metal and insulator on the wafer. This technology is primarily used by integrated circuit manufacturers who use this process in their most advanced circuits. Large companies which use the CMP process on their wafers have the capability to manufacture their own customized CMP treated wafer. However, the high cost associated with equipment procurement, process design and the scarcity of qualified technicians can make in-house CMP wafer treatment economically unattractive for smaller companies. CMPS provides foundry CMP process capability for the smaller manufacturer and research and development markets. The CMPS foundry is in the early stages of marketing its services and does not yet have sufficient revenue to cover its operating expenses. CMPS has no material backlog of orders.

ADVANCED TECHNOLOGY SERVICES INC.

ATSI, which commenced business in July 1998, buys and sells pre-owned semiconductor processing and manufacturing equipment to the world-wide market of semiconductor companies. These manufacturers purchase used equipment for various reasons, including the lower cost compared to new equipment, the availability of such equipment on a more timely basis than new equipment and the need to replace equipment which is no longer manufactured.

VSM CORPORATION

VSM, which was acquired by Sitek on April 28, 1999, manufactures and refurbishes semiconductor process equipment and subassemblies. The VSM ultra-pure gas and chemical handling systems have wide applications in wafer manufacturing operations and plant facilities. VSM has recently introduced a proprietary magnetic anneal furnace system that is utilized in the fabrication of nonvolatile semiconductor memory circuits and other devices. Marketing efforts have recently begun and the level of customer acceptance, if any, of this system has not yet been determined. A patent application was filed with the U.S. Patent and Trademark Office for protection of intellectual property associated with this system during the three months ended December 31, 1999.

RESULTS OF OPERATIONS

NET SALES

Sitek's net sales of $ 5,492,000 in the three months ended December 31, 1999 and $ 18,508,000 in the nine months ended December 31, 1999 were principally due to resales by ATSI of $4,294,000 and $ 15,405,000, respectively, of pre-owned semiconductor capital equipment. The current fiscal year net sales increased significantly over sales in the three and nine month periods ended December 31, 1998 when Sitek was operating as a developmental stage company.

A substantial portion of the Company's inventory of pre-owned semiconductor capital equipment was acquired in a single purchase of equipment at a very attractive price from a discontinued semiconductor manufacturing facility in the United Kingdom. As of December 31, 1999, the company sold approximately 66% of this equipment. The company's ability to maintain its current levels of revenue from sales of pre-owned equipment depends on the company's success in locating pre-owned equipment at acceptable prices. The worldwide supply of and demand for such equipment fluctuates widely and is affected by such things as the price of and demand for semiconductors, introduction of improved manufacturing technology, the age of semiconductor equipment currently in use, and other semiconductor market conditions. There can be no assurance that the company will be able to locate suitable pre-owned equipment, or that such equipment will be available at acceptable prices or that the company will have the necessary resources to acquire such equipment if it does become available. The Company's operating results and financial condition would be materially adversely affected if it is unable to locate suitable equipment at acceptable prices or if it is unable to exploit such opportunities.

Net sales attributable to VSM were $ 1,150,000 during the three months ended December 31, 1999 and $ 2,924,000 during the nine months ended December 31, 1999. VSM was acquired by Sitek on April 28, 1999.

CMPS generated net sales of $ 40,000 during the three months and $ 165,000 for the nine months ended December 31, 1999. CMPS had nominal revenue in the comparable year earlier periods.

GROSS MARGIN

Sitek's gross margin was 56.4% for the three months ended December 31, 1999 and 56.6% for the nine months ended December 31, 1999 compared with 28.8% and 28.5% for the three month and nine month periods ended December 31, 1998, respectively. This increase was primarily due to increased sales in the current fiscal year of certain pre-owned semiconductor capital equipment obtained at attractive prices. The company does not expect to be able to maintain its present gross margins after sale of this pre-owned equipment inventory.

OPERATING EXPENSE

Operating expenses of $ 2,120,212 in the three months ended December 31, 1999 or 38.6% of net sales and $ 5,817,581 for the nine months ended December 31, 1999 or 31.4% of net sales were significantly higher in absolute dollars than the expenses incurred in the same periods for fiscal 1999 when Sitek operated as a developmental stage company. Sitek has concentrated on building its administrative, selling, and research, development and engineering staff and infrastructure during the current fiscal year to support existing and future growth in sales volume.

Research, development, and engineering expenses were $ 450,000 or 8.2% of net sales for the three months and $ 1,117,000 or 6.0% of net sales for the nine months ended December 31, 1999. These expenses were incurred primarily to complete the development of a new CMP wafer carrier for use with existing CMP

(Chemical Mechanical Planarization) tools. Research and development expenses also were incurred during the three months ended December 31, 1999 on a proprietary CMP system, the Wet-Q 200, which is a wet wafer storage system, and engineering expenses associated with development of planarization processes related to the CMPS foundry operation. Research, development, and engineering expenses incurred in the three and nine months ended December 31, 1998 were
$122,000 and $234,000, respectively. These expenses related mainly to engineering efforts in setting up the CMPS facility.

The Company has a number of products in the developmental or beta testing stage. The company expects that completion of the development of these products will require substantial additional expenditures which cannot accurately be predicted. There can be no assurance that the company will successfully complete development of or commercially market such products or that such development is economically feasible or that the company will have adequate resources to complete development or adequately market such products.

Selling, general and administrative expensives for the three and nine month periods ended December 31, 1999 were $1,670,092 or 30.4% of net sales and $4,700,324 or 25.4% of net sales, respectively. These expenses related to general business activities including selling and administrative wages, travel, legal and accounting, facility rent, and equipment rentals as well as $ 286,000 and $1,073,000, respectively, in finder's fees expenses associated with the U.K. pre-owned inventory acquisition as referred to in Note I to the financial statements included elsewhere herein. Selling, general, and administrative expenses of $ 246,000 and $511,000 for the three and nine months ended December 31, 1998, respectively, were primarily due to start-up costs and other general business activities.

INTEREST EXPENSE

Interest expense during the three months ended December 31, 1999 was $127,000 or 2.3% of net sales as compared to $1,073,000 for the nine months ended December 31, 1999 or 5.8% of net sales. Sitek has reduced its interest expense in the three months ended December 31, 1999 from three months ended September 30, 1999 due to debt repayment.

Interest expense of $107,000 for the three and nine month periods ended December 31, 1998 was mainly due to pre-owned equipment inventory financing.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows provided by operating activities were $5,886,000 for the nine months ended December 31, 1999, compared to ($160,526) for the comparable period in 1998. The increase in cash from operations was due to the increase in net sales, primarily sales of pre-owned equipment. Since commencing operations, the company has used internally generated cash and debt financing to fund its product development and other operating and capital expenditure requirements.

Sitek's funding requirements for the next 12 months include corporate tax payments, product development expenses and repayment of debt, in addition to normal operating expenses. The company must fund its next scheduled corporate income tax payment on March 15, 2000. As of December 31, 1999, income tax payable totaled $1,003,000. In addition, the company expects that CMPS will continue to need additional funding to support operations until it can generate sufficient revenues to cover operating expenses. Although management has forecast increased sales at CMPS during the next twelve months, there can be no assurance that such increase will occur or that the company will realize a positive gross margin from any such sales. If sales at CMPS remain unchanged from current levels, the company may be required to advance funds of up to $1,000,000 during the next 12 months to cover operating expenses. The company had total availability of $527,000 under its revolving bank line of credit as of February 9, 2000 which bears interest at the lender's prime rate plus four percentage points. In addition, the Company has the ability to borrow up to $809,000 from a commercial funding source to be used for pre-owned equipment.

The company also expects to incur substantial new product development costs in the next 12 months. The amount of these costs is difficult to predict and depends on the attempted rate of development, technological difficulties encountered, changing requirements of semiconductor fabricators and other factors. In addition, the company expects to pursue attractive acquisition opportunities should they become available. The company will not pursue these activities if sufficient funds are not available.

The company expects to use cash generated from operations and its revolving bank line of credit to meet its funding needs during the next 12 months. These sources are not expected to be adequate unless the company can dispose of its remaining inventory of pre-owned equipment acquired in the U.K. and can materially increase the sales of its VSM and CMPS units. If these sources of funds are inadequate, the company will be required to obtain capital from outside sources, by issuing additional long- or short-term debt or common or preferred equity, either in private or public offerings. The company has no commitment from any outside source for such financing and there is no assurance that such sources would be available to the company in the amount required or on terms acceptable to the company. Any issuance of equity under such circumstances may be highly dilutive.

If the company is unable to fund its capital needs through internal or external sources, it will be forced to delay or cancel planned product development, reduce its workforce and manufacturing capability, sell operating assets or some combination of the foregoing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk - The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at year-end. Due to limited borrowing availability, any near term changes in interest rates would not have a material adverse affect.

Foreign Exchange Rate Risk - The Company conducts business in various parts of the world and in various foreign currencies. As of December 31, 1999, the company did not have any material foreign currency risk. The company expects it may have foreign currency exchange rate risk in the future.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

     Sitek was named as a defendant in a lawsuit that was filed on April 1, 1999. The lawsuit involves two separate claims by two plaintiffs; EDMOND L. LONERGAN AND ROBERT F. RUSSO, JR. V. SITEK, INCORPORATED, ET AL., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 99-05785. The first plaintiff, Edmond Lonergan, alleges that he was not paid for consulting services by Global Semiconductor Technologies, Inc., a company controlled by certain shareholders of SITEK. Mr. Lonergan also claims that Global Semiconductor Technologies, Inc. and/or the other defendants misappropriated trade secrets in conducting the reverse merger of Dentmart into Sitek. The second plaintiff, Robert Russo, Jr., was a former employee of Global Semiconductor Technologies, Inc. Mr. Russo claims that he was wrongfully terminated. SITEK filed its answer denying these allegations and intends to defend itself vigorously. Mr. Lonergan and Mr. Russo have demanded the value of 1,000,000 shares of Sitek's capital stock and other damages to be proven at trial in their complaint. Subsequent to December 31, 1999 Mr. Russo and Sitek stipulated all claims be dismissed with prejudice, each party to bear its own costs and attorneys' fees. Mr. Lonergan's case is ongoing.

ITEM 5: OTHER INFORMATION.

     (a) On January 10, 2000, the Company entered into a Credit Agreement with Imperial Bank pursuant to which Imperial Bank agreed to provide a $2,000,000 revolving line of credit. A copy of the Credit Agreement is filed herewith.

     (b) On January 20, 2000, the Company entered into a Commercial Lease with Fairmont Commerce Center, LLC to lease facilities. A copy of the Commercial Lease is filed herewith.

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

                                       SITEK, INCORPORATED
                                       (Registrant)

Date:  February 11, 2000               By: /s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer

Date:  February 11, 2000               By: /s/ Gloria Zemla
                                           -------------------------------------
                                           Gloria Zemla
                                           Chief Financial Officer

                               SITEK, Incorporated
                 Exhibit Index to Quarterly Report on Form 10-Q
                 For the Quarter Period Ended December 31, 1999

                                                     Incorporated by
Exhibit No.       Description                        Reference to:
-----------       -----------                        -------------

2.1               Stock Purchase Agreement           Form 8-K filed with the SEC
                  dated April 28, 1999               on May 13, 1999

3.1               Articles of Incorporation of       Form 8-K-filed with the SEC
                  Registrant                         on August 17, 1998

3.2               By laws of Registrant              Form 10-K filed with the
                                                     SEC on April 17, 1998

10.1              Credit Agreement with Imperial     Filed Herewith
                  Bank dated January 10, 2000

10.2              Commercial Lease with Fairmont     Filed Herewith
                  Commerce Center, LLC dated
                  January 20, 2000

27.1              Financial Data Schedule            Filed Herewith