Form 10-K405
period 2000-03-31
PRODEO TECHNOLOGIES INC
filed 2000-07-14
CIK 849862

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _________________

                        Commission file number: 33-28417

                            PRODEO TECHNOLOGIES, INC.
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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the OTC Bulletin Board on June 15, 2000 was approximately $26,694,202. Shares of Common Stock held by each officer and director and by each person who owns 30% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

        The number of outstanding shares of the registrant's Common Stock on June 15, 2000 was 12,321,146.

                            PRODEO TECHNOLOGIES, INC.
                             FORM 10-K ANNUAL REPORT
                            YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


PART I                                                                         1
        ITEM 1.   DESCRIPTION OF BUSINESS                                      1
        ITEM 2.   PROPERTIES                                                   7
        ITEM 3.   LEGAL PROCEEDINGS                                            7
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          7

PART II                                                                        8
        ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                                      8
        ITEM 6.   SELECTED FINANCIAL DATA                                     10
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 16
        ITEM 9.   CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT                16

PART III                                                                      17
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          17
        ITEM 11.  EXECUTIVE COMPENSATION                                      17
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT                                            17
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              17

PART IV                                                                       17
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K                                               17

SIGNATURES                                                                   S-1

FINANCIAL STATEMENTS                                                         F-1

EXHIBITS                                                                     E-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Prodeo Technologies, Inc., a Delaware corporation ("Prodeo"), formerly known as Sitek, Incorporated, manufactures and sells semiconductor manufacturing equipment and provides certain wafer processing foundry services for the global semiconductor electronics manufacturing industry. As of March 31, 2000, Prodeo was the parent of three wholly-owned subsidiary corporations: Advanced Technology Services, Inc. ("ATSI"), CMP Solutions, Inc. ("CMP Solutions") and VSM Corporation ("VSM"), all located in Tempe, Arizona.

ATSI, an Arizona corporation, is in the business of buying and selling pre-owned semiconductor manufacturing equipment. CMP Solutions, an Arizona corporation, is in the early development stages of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. In addition, CMP Solutions provides installation and refurbishment services for certain pre-owned CMP manufacturing tools. VSM, an Arizona corporation, which was acquired by Prodeo in April 1999, is a supplier of wafer processing furnaces and complex, ultra high purity gas and vapor control systems used in the manufacture of semiconductor wafers.

Prodeo's executive offices are located at 1817 West Fourth Street, Tempe, Arizona 85281, and its telephone number is 480-921-8555. The Prodeo website address is www.prodeotech.com.

ORGANIZATIONAL HISTORY AND STRUCTURE

Although Prodeo was incorporated in Delaware on June 30, 1998 under the name Sitek, Incorporated, its predecessor, the Elgin Corporation, had been in existence for over 10 years. Until merging with Prodeo, Elgin Corporation and its successors were dormant and did not engage in any commercial operations. The Elgin Corporation, incorporated in Delaware on April 5, 1989, entered into a merger from which the ultimate surviving corporation was Dentmart Group, Inc. on February 15, 1991.

Elgin was originally established to create a publicly held corporation with which a suitable privately held company or companies could be merged. Toward that goal, Elgin filed a registration statement with the United States Securities and Exchange Commission on Form S-18 that was declared effective on November 30, 1989. Elgin filed a certification and notice of suspension of duty to file reports under Section 15(d) of the Securities Exchange Act of 1934 on Form 15 in February 1991 and remained dormant until April 14, 1998 when Dentmart filed a current report with the Securities and Exchange Commission reporting its change in fiscal year from December 31 to March 31, its number of shareholders exceeding 300 and its intention to resume filing of periodic reports under
Section 15(d) of the Securities Exchange Act of 1934.

On July 14, 1998, Dentmart then merged into and became part of its wholly-owned subsidiary, Sitek, Incorporated. Sitek, Incorporated then entered into a Stock Purchase Agreement with CMP Solutions, Inc. to acquire all of its outstanding stock and create a wholly-owned subsidiary on July 14, 1998. Sitek, Incorporated formed Advanced Technology Services, Inc. as a wholly-owned subsidiary in July 1998 to handle the Company's interest in purchasing and reselling pre-owned semiconductor manufacturing tools and systems. Sitek, Incorporated acquired VSM Corporation as a wholly-owned subsidiary on April 28, 1999 when it purchased all of the outstanding stock of VSM.

VSM brought proprietary products, services, equipment manufacturing, design and engineering capabilities to the Company as well as on-going sales revenues. VSM Corporation was acquired for cash obtained through short-term debt financing. VSM manufactures and re-manufactures semiconductor process equipment and subassemblies, including ultra-pure gas and chemical handling systems and thermal systems used in semiconductor wafer manufacturing operations.

VSM's capabilities include large frame fabrication, machining, system assembly and ultra clean tubing welding and clean-room assembly operations. The VSM staff is also skilled at equipment refurbishment, which complements both the VSM business as well as the Company's pre-owned equipment business.

On June 5, 2000, Sitek,  Incorporated  changed its name to Prodeo  Technologies,
Inc.

Prodeo is internally organized into three divisions: Finance and Administrative; Sales and Marketing; and Technology.

FINANCE AND ADMINISTRATIVE DIVISION. This division of nine employees is responsible for all general management administrative, finance and accounting operations in the Company. The Company plans to move all operations in the subsidiaries into the parent, Prodeo, in the next fiscal year to take advantage of efficiencies in centralized accounting, reporting and operations.

SALES AND MARKETING DIVISION. The Sales and Marketing Division was established in the fiscal year ending March 31, 2000 to provide a consolidated sales and marketing support system for the entire Company, with the exception of ATSI which maintains its own sales force for pre-owned equipment sales. The sales and marketing division has six employees that provide sales support, product introduction, and post-sale product support for the pre-owned equipment, the Corona Polishing Head, Wet-Q-2000 wet buffer station, TCS Flash Evaporator, the Magnetic Anneal Model 910, and the VSM furnace and fluid delivery system products. See "Products."

A special project was initiated in the Sales and Marketing Division to sell the residual inventory from the equipment purchased from Fujitsu Limited at the former Durham County, United Kingdom fabrication plant.

The Sales and Marketing Division has the responsibility for trade show management, advertising and sales support and customer relations. It has also been instrumental in the generation of corporate press releases during the year.

TECHNOLOGY DIVISION. The Technology Division ("TD") is responsible for product development and process engineering for the Company. The nature of almost all of the ongoing applied engineering and product development projects must be kept confidential for competitive reasons. The TD's 12 engineers are experienced in product design, with between eight and 20 years of experience in development, testing and market introduction of silicon wafer manufacturing products. In the fiscal year ending March 31, 2000, the Company purchased $26,767 worth of state-of-the-art tools for the division staff to enhance engineering capabilities and to shorten engineering cycles and the time to market for newly developed products. During the last fiscal year, the TD launched three new products, the Corona Head, the Wet-Q-2000 and the TCS Flash Evaporator. See "Products" and "Research and Development."

The TD includes the machine and factory automation group, whose purpose is to exploit the Prodeo "Control Act" automation software development package developed originally by Honeywell Corp. and SEMATECH, Inc. and licensed to Prodeo. This automation software, when applied to semiconductor manufacturing equipment will automate some of the processes and controls traditionally handled by fabrication engineers and product staff. These "smart" machines will handle many routine engineering decisions, safety and malfunction issues and the application of physics and chemical principles to the processes under control.

PRODUCTS AND SERVICES

PRE-OWNED EQUIPMENT SALES. Prodeo's subsidiary ATSI is in the business of purchasing and re-selling pre-owned, semiconductor manufacturing tools and systems. The pre-owned semiconductor equipment market is estimated to be over $1 billion per year, with Comdisco Inc. having the largest market share.

In April, 1999, Prodeo was able to purchase with debt financing essentially all of the manufacturing equipment in the Fujitsu semiconductor plant in Durham County, United Kingdom for $5.2 million. The equipment was subsequently sold during the year or moved to the Prodeo warehouse in Eaglescliffe, United Kingdom. During the fiscal year ended March 31, 2000, sales of the Durham inventory and other pre-owned equipment accounted for $17.4 million in revenues and cash receipts of the Company (approximately 76% of the Company's revenue), enabling the Company to meet its cash requirements for the year with minimal, short term debt financing and no additional equity financing. Prodeo has sold 70% of the equipment at the U.K. warehouse and is seeking other opportunities to purchase pre-owned equipment.

Like all the subsidiaries of Prodeo, ATSI will be undergoing restructuring in the next fiscal year. ATSI's restructuring will be followed by the departure of its president, Julian Gates, and the sale of the shell company to Mr. Gates. See "Item 7 -- Plan of Operations."

CMP SOLUTIONS FOUNDRY SERVICES. CMP Solutions' foundry provides the chemical mechanical planarization process of silicon wafers to semiconductor manufacturers on an outsourced basis. Management believes that CMP Solutions offers the only CMP foundry service to fabricate products for small and/or emerging circuit and micro-mechanical manufacturers in the world. Additionally, the foundry offers emerging suppliers of CMP related slurries, pads and other consumables the opportunity to test their products without making the investment in CMP facilities themselves.

In the fiscal year ending March 31, 2000, CMP Solutions implemented major enhancements to its foundry and clean-room facilities and process library as well as conducting extensive tests for the Corona wafer carrier. CMP Solutions is in a developmental and emerging stage.

CORONA POLISHING HEAD. The Corona Polishing Head is a polishing head retrofit to the IPEC 472 CMP tool. "CMP" refers to the term "chemical mechanical planarization," a critically important process by which surface films on a silicon wafer (or "chip") are made very uniformly flat on a microscopic scale to make it possible to fabricate several layers of interconnecting metal (conductor) patterns on modern, highly complex integrated circuits. The process is applied to both insulator (various oxide, nitride and organic) films and metal films (generally tungsten or copper). In addition to electronic integrated circuits used in advanced technology computer chips, the CMP process is finding useful application in optical circuits and new "micro-mechanical" ("MEMS") devices. The Corona Polishing Head is a new product introduced in January 2000. The Company made its first installation of this equipment in the June 2000.

The Corona Polishing Head improves the polishing processes on the surface film of the silicon wafer by the IPEC 472 CMP. The Corona Head allows manufacturers using the IPEC 471 CMP to upgrade the equipment rather than purchase new equipment. It is estimated that at least 300 units of the IPEC 472 CMP tools are installed in the field. The Corona Polishing Head has been demonstrated to increase machine throughput and to reduce wasted area at the edges of the wafers. The Corona Polishing Head is manufactured by VSM.

WET-Q-2000. The Wet-Q-2000 system is a stand alone unit that stores semiconductor wafers in water during certain processing steps. Because it is necessary to keep wafers wet during CMP processing, the Wet-Q-2000 can be used in conjunction with or as a stand alone storage unit for wafers undergoing CMP processing. This product was only recently introduced to the market.

TCS FLASH EVAPORATOR. The TCS Flash Evaporator is used for silicon chemical vapor deposition ("CVD") applications. TCS is the shortname for trichlorosilane, which is commonly used starting material for the CVD of silicon films. The TCS Flash Evaporator precisely meters liquid TCS to the reactor in very small amounts and replaces cumbersome and poorly controlled hydrogen `bubbler' units. This product was only recently introduced to the market.

FLUID DELIVERY PRODUCTS. VSM offers a variety of products for storing, controlling and delivery of ultra-high purity chemicals.

THERMAL PRODUCTS. VSM offers a series of new and re-manufactured horizontal diffusion and low pressure Chemical Vapor Deposition ("CVD") systems for processing 100-200 mm semiconductor wafers.

THE MAGNETIC ANNEAL MODEL 910. The Magnetic Anneal Model 910 system is a furnace that aligns the magnetic polarization of films on silicon wafers and is used in manufacturing non-volatile memory products. The system has been adapted to batch rapid thermal processing applications without a magnetic field. Ongoing research on this system is focused on increasing the magnetic field strength of the system in order to serve a wider range of customers and compete with current competitors, who have limited their systems to single wafer processing. The Prodeo machines will process batches of more than 25 silicon wafers at a time. The Magnetic Anneal Model 910 is manufactured by VSM. Patent applications have been filed with the U.S. Patent and Trademark Office for protection of the intellectual property associated with this product.

RELIABILITY TOOLKIT. Prodeo acquired the rights to an advanced machine reliability tracking software system, "The Reliability Toolkit," that will be marketed to both semiconductor and non-semiconductor equipment suppliers and users. The Company has not yet marketed this product.

MARKETS

PRE-OWNED EQUIPMENT MARKET. Prodeo participates in the worldwide semiconductor equipment and materials markets, a market forecasted to reach $35 to $45 billion in sales for the calendar year 2000. The market for pre-owned equipment sales is forecasted to reach over $1 billion for the calendar year 2000. Because of the growing demand for semiconductors and the impending shortage of new manufacturing equipment and silicon materials, the market for pre-owned equipment could grow substantially for the next several years. This is an important factor in the Prodeo strategic plan since these sales provide much of the cash required by the Company to support growth in other areas. In the fiscal year ended March 31, 2000, pre-owned equipment sales accounted for 76% of the Company's revenue. An important competitive advantage for Prodeo derives from the Company's engineering support for resales in this industry segment. See "Item 7 -- Plan of Operations."

CMP FOUNDRY MARKET. The CMP foundry operations will serve the market segments for products that require one or at most three CMP cycles, such as micro-machines, or optical distribution devices. CMP Solutions believes that such foundry services will likely grow in time as more and more applications are found for the CMP technology. Demand from small and/or emerging circuit and MEMS manufacturers for CMP foundry services provided by CMP Solutions has increased in the last fiscal year due to increased use of outsourcing. CMP Solutions believes the demand for its foundry services will increase because semi-conductor manufacturers will find it more cost effective to outsource their CMP needs due to the lack of trained technicians and the high cost of CMP equipment.

FURNACE MARKET. The VSM furnace market is dominated primarily by Silicon Valley Group/Thermco, which has approximately 60% market share. With the resurgence in demand for semiconductor equipment worldwide, Silicon Valley Group/Thermco and other suppliers have had some difficulties meeting customer commitments, and have out-sourced parts of their business to other suppliers. This out-sourcing has opened the door for quality products to gain market share and recognition. Prodeo believes this is an opportunity for VSM's diffusion/LPCVD furnaces to gain a larger share of the market.

Prodeo distinguishes itself from its furnace competitors by providing turn-key solutions with guaranteed process results. Prodeo further distinguishes itself by providing custom and semi-custom furnace designs and refurbishments that are tailored to meet customer needs. Prodeo has also designed and developed a proprietary lamp heated rapid batch magnetic anneal system. This system was originally designed to support the growing MRAM nonvolatile memory market. The Company also sees broader applications for this tool in conventional semiconductor device processes such as junction anneals, gate dielectric formation, silicide formation, dielectric reflow and alloying.

FLUID DELIVERY SYSTEMS MARKET. The other VSM products compete in the fluid delivery system market. Within the fluid delivery system market, the main segments Prodeo serves are gas cylinder cabinets, valve manifold boxes (VMB's), valve manifold panels (VMP's), bulk chemical delivery systems, gas sticks, weldments and on-tool gas panels. These market segments are dominated primarily by Kinetics Fluid Systems, a subsidiary of United States Filter Corporation. Although gross margins are very competitive in the fluid delivery market with 20-40% being typical, Prodeo is enhancing its technical capabilities, design tools and methodologies, processing tools, and the quality of its products to stay competitive and gain market share. Additionally, Prodeo is selecting strategic partners to form alliances with to meet the broadening market requirements. Prodeo is also concentrating its efforts to develop advanced new products to serve niche markets, such as its new TCS Flash Vaporizer system for epitaxial reactors.

MANUFACTURING PROCESS AUTOMATION. An emerging market Prodeo plans to explore is automation of semiconductor manufacturing processes. The semiconductor industry is facing a period of increased demand coupled with a short supply of manufacturing capacity and skilled personnel to handle the manufacturing challenges coming. The shortages are attributable to the industry's level performance and growth period that lasted five years from 1995 through 1999, due to limited demand for semiconductor wafers during that time period. Many equipment and silicon suppliers were severely damaged financially during this period. Skilled engineers and technologists have focused on e-commerce and internet opportunities, thereby making the shortage problems worse. As a consequence, Prodeo has invested in creating manufacturing automation systems like the "Control Act" to compensate for shortages in both capacity and personnel.

SALES

Prodeo intends to expand its sales and marketing staff in fiscal year ending March 31, 2001 by implementing a combination of adding internal sales personnel and contract sales representatives (non-employee) in key locations around the world, such as in Korea, China and Europe. See "Sales and Marketing Division."

Prodeo sales for the year were distributed among a global market for all types of equipment sales and services, with 9% of Prodeo's sales in the Pacific Rim, 52% of Prodeo's sales in Europe and 37% of Prodeo's sales in the United States. Prodeo invoices in U.S. dollars. Sales of pre-owned equipment to Filtronic Components Semiconductor, Ltd. accounted for approximately 16% of the Company's sales revenues for the year ending March 31, 2000. There were no foreign currency exchange issues in fiscal year 2000.

RESEARCH AND DEVELOPMENT

The applied engineering and product development operations in Prodeo consist of 13 professionals, all of whom hold degrees ranging from bachelor to doctorate degrees. The in-house staff is supplemented by university staff consultants and engineers on an as needed basis.

Prodeo's research and development efforts focus on product design and development and process engineering. Each project has a business objective. The Company is not positioned to do pure research which is left to the universities or larger companies with which it deals. The Company actively seeks out potential corporate and university partners for joint product development programs.

Expenditures for applied development in fiscal 2000 totaled $1,755,387 as opposed to none in fiscal 1999. The Company expects to budget approximately 10% of sales revenues to fund development projects, and plans to actively solicit development funding from U.S. government agencies and other sources. See "Technology Division."

COMPETITION

PRE-OWNED EQUIPMENT. Prodeo's competition in the pre-owned semiconductor fabrication equipment market consists of two or three very large firms, such as Comdisco, Inc., a large company that specializes in financing new equipment and reselling pre-owned equipment, and numerous, small "broker" firms, such as TLC in Colorado and Spares L.L.C. in Austin Texas. There are also a number of specialty firms that re-furbish only equipment related to one or two types of products. A new consortium has been formed, "SEC/N" which has head-quarters in the Phoenix area. SEC/N is comprised of about 30 member companies, both large and small who are invited to participate in agreeing to meet rigid ethical and operating standards. Prodeo has been invited to join SEC/N and anticipates becoming a member.

Competitors such as Comdisco are very large and have substantially greater financial resources and established clientele. Prodeo intends to compete by providing a high level of experienced engineering support.

CMP FOUNDRY SERVICES. The Company is not aware of competitors for Prodeo in the CMP wafer services emerging market, other than the original equipment manufacturers that have installed internal demonstration laboratories that do produce small lots of silicon wafers for key potential customers. If the market for CMP wafer services grows, particularly in the MEMS arena, the Company expects competitors to enter the service market in the fiscal year ending March 31, 2001. However, the Company believes that it has a market advantage over later market entrants by virtue of having entered the market before competitors and the high cost and lengthy start up costs.

The present state of CMP process technology is complex and highly dependent on skilled engineering staff. Prodeo intends to compete by building a much higher level of automation and engineering decision making into its foundry machines. This will enable Prodeo's key CMP employees to handle a greater number of machines in response to higher demand for CMP services.

FURNACE  AND GAS  CONTROL  PRODUCTS - VSM  PRODUCTS.   There  are  three  major
competitors for the Prodeo horizontal furnace business: Silicon Valley Group/Thermco, Amtech and MRL Industries. There are also several major suppliers of ultra-pure gas control systems. The market is extremely price competitive. Large competitors are known to compete with low prices or by acquiring competing businesses. Prodeo believes that its staff with fabrication experience gives Prodeo a competitive edge in process control, flexibility and know-how. Prodeo's competitive strategy also includes providing higher value-added products and avoiding the sale of low-margin products.

The Prodeo Magnetic Anneal Model 910 is designed for production scale operations, which is currently limited to a magnetic field strength of 3,000 gauss. There is a single competitor in the market with a low-cost, laboratory scale product. If higher magnetic fields (up to 20,000 gauss) are required by customers, then the Company intends to offer superconducting electro magnets. See "Products."

INTELLECTUAL PROPERTY

The Company currently has two patents pending for the Corona Polishing Head and Magnetic Anneal Model 910. Additionally, Prodeo became the exclusive licensee in two U.S. patents related to semiconductor apparatus and processing of semiconductor films. Prodeo also has a non-exclusive, royalty-bearing license from Raytheon Corporation to use, make and sell apparatus and processes for depositing borophosphosilicate glass, which is a dielectric film used in the manufacture of advanced semiconductor devices. Prodeo uses such technology in VSM's thermal product line. The Company makes it a policy to require key employees to enter into non-compete agreements.

EMPLOYEES

As of March 31, 2000, Prodeo employed 62 people, all of whom were full-time employees. Six employees were engaged in sales and service, seven were engaged in administrative activities, 13 were in engineering and 36 were production associates. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

REPORTS TO SHAREHOLDERS

Prodeo intends to send an annual report to stockholders which will include audited financial statements.

ITEM 2. PROPERTIES

Prodeo leases general office and warehouse facilities in Tempe, Arizona. These facilities are designed and constructed for manufacturing services and administration. In addition, Prodeo leases the CMP foundry facility in Tempe, Arizona which includes a clean room site. The CMP foundry facility lease is described below:

                            Approx. Square
Location      Feet          Leased Expires               Description
--------      ----          --------------               -----------

Tempe         7,088         Sept. 30, 2001      Single story, block construction

ITEM 3. LEGAL PROCEEDINGS

On April 1, 1999, Sitek Incorporated was named as a defendant in a lawsuit involving two separate claims by two plaintiffs; EDMOND L. LONERGAN AND ROBERT
F. RUSSO, JR. V. SITEK, INCORPORATED, ET AL., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 99-05785. The first plaintiff, Edmond Lonergan, alleges that he was not paid for consulting services by Global Semiconductor Technologies, Inc., a company controlled by certain shareholders of Sitek Incorporated. Mr. Lonergan also claims that Global Semiconductor Technologies, Inc. and/or the other defendants misappropriated trade secrets in conducting the reverse merger of Dentmart into Sitek. The second plaintiff, Robert Russo, Jr., was a former employee of Global Semiconductor Technologies, Inc. Mr. Russo claims that he was wrongfully terminated. On January 10, 2000, Mr. Russo filed a Stipulation for Dismissal with Prejudice dropping his claims against Sitek et al. On April 26, 2000, Mr. Lonergan filed a motion to amend his complaint alleging securities fraud involving the same set of facts set forth in his original complaint. Sitek has prepared its response opposing the motion on the basis that there are no grounds upon which a valid claim for securities fraud could exist and denying the allegations of the claim. Sitek is continuing to defend itself vigorously. Mr. Lonergan has demanded the value of 1,000,000 shares of Sitek's capital stock and other damages to be proven at trial in his complaint.

On April 9, 2000, Sitek and Don Jackson, the Company's chief executive officer, were named as defendants in a lawsuit filed in the state of Colorado: JOHN BOTDORF V. SITEK, INC., ET AL., District Court, City and County of Denver, State of Colorado, Case No. 00CV1951. Mr. Botdorf alleges that Sitek breached a contract entered into with Mr. Botdorf in July of 1999 for consulting services involving equity funding for Sitek. Additionally, Mr. Botdorf claims that Sitek made false representations and fraudulent non-disclosure with respect to the July 1999 agreement. Sitek currently is preparing its response and intends to defend itself vigorously. Mr. Botdorf is seeking an option to purchase 600,000 shares of Sitek capital stock at $0.25 per share and other damages in an amount to be proven at trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 3, 2000 by majority written consent, shareholders approved an amendment to the Certificate of Incorporation authorizing the issuance of preferred stock with rights, privileges, preferences and limitations to be determined by the board of directors upon issuance.

                                Shareholder Votes

      Votes For          Votes Against          Withheld          Abstained
      ---------          -------------          --------          ---------

      5,693,760               N/A                  N/A               N/A

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prodeo's common stock, $.005 par value, trades on the OTC Bulletin Board under the symbol "PDEO." However, because of the limited and sporadic nature of Prodeo's stock quotations during the last fiscal year, Prodeo does not believe there is an established public trading market for Prodeo's stock.

The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years were as follows:

          Year Ended March 31, 2000            High*           Low*
          -------------------------            -----           ----

          First Fiscal Quarter                 6.75            5.50
          Second Fiscal Quarter                6.50            2.50
          Third Fiscal Quarter                 4.63            2.50
          Fourth Fiscal Quarter               15.81            4.63

          Year Ended March 31, 1999            High*           Low*
          -------------------------            -----           ----

          First Fiscal Quarter                 N/A (1)         N/A (1)
          Second Fiscal Quarter               $7              $5
          Third Fiscal Quarter                $6   (2)        $6   (2)
          Fourth Fiscal Quarter               $6.50           $5.50

----------
* Bid quotations as reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions. Because of the limited and sporadic trading of Prodeo's stock, Prodeo does not believe an established public trading market has been created for the common stock.

(1) Prodeo was formed in June 1998 and therefore its common stock had no trading activity prior to that date.

(2) Prodeo's trading activity in this quarter was limited to one day's trading, which accounts for the identical high and low bids for this quarter.

Prodeo has never paid any cash dividends on its common stock, nor does it anticipate paying dividends on its common stock in the foreseeable future.

The number of stockholders of record of Prodeo's common stock as of June 15, 2000 was 537. This figure does not include individual participants in securities position listings of registered clearing agencies. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which Prodeo does not have control.

During the fiscal year ending March 31, 2000 Prodeo was involved in four transactions involving the sale of unregistered securities. First, on March 29, 2000 Prodeo sold 250,000 shares of Prodeo's Series A Preferred Stock, with a $0.01 par value to Intel Corporation, a Delaware corporation, for $1,500,000. Each share of Series A Preferred Stock is initially convertible into one share of common stock of Prodeo, with par value $0.005, and is adjusted by subsequent sales prices of the common stock of Prodeo.

Prodeo issued the Series A Preferred Stock pursuant to a Rule 506 exemption, promulgated under Regulation D, from registration pursuant to the Securities Act of 1933. Prodeo satisfied the requirements of Rule 506, because (a) Prodeo made no general solicitation or offer to sell the Series A Preferred Stock; (b) Prodeo reasonably believes it sold the Series A Preferred Stock to one purchaser; and (c) Prodeo sold the Series A Preferred Stock to an accredited investor.

Second, on April 4, 2000 Prodeo issued 13,333 shares of Prodeo common stock, with a $0.005 par value, to Magnum Financial Group, LLC, in exchange for investor relations services rendered. Prodeo issued such shares of stock to Magnum Financial Group, LLC pursuant to a Letter of Engagement (the "Engagement Letter") between Magnum Financial Group, LLC and Sitek dated October 28, 1998. The Engagement Letter, which was terminated in February 1999, required Prodeo to issue Magnum Financial Group, LLC warrants to purchase 10,000 shares of Prodeo common stock at the end of each month during which Magnum Financial Group, LLC was engaged to provide investor relations services. The exercise price of the warrants was $6.00, which was the average closing bid price for the ten trading days preceding the last day of each of the four months during which Magnum Financial Group, LLC was engaged to provide investors relations services. The Engagement Letter provided for a cashless exercise of the warrants.

Prodeo issued the warrants pursuant to a Rule 504 exemption, promulgated under Regulation D, from registration pursuant to the Securities Act of 1933. Prodeo satisfied the requirements of Rule 504, because (a) Prodeo made no general solicitation or offer to sell the warrants; and (b) the aggregate offering price for the warrants did not exceed $1,000,000, less the aggregate offering price for all securities sold within the preceding twelve months and during the offering of securities under Rule 504, in reliance on any exemption under 3(b), or in violation of Section 5(a) of the Securities Act of 1933.

Third, on September 17, 1999, Prodeo issued a warrant to purchase 4,562 shares of Prodeo common stock to AA Capital Ventures, LLC in exchange for services rendered in connection with the sale of certain convertible debentures discussed below. The warrant expires on December 31, 2004.

Prodeo issued the warrant pursuant to a Rule 504 exemption, promulgated under Regulation D, from registration pursuant to the Securities Act of 1933. Prodeo satisfied the requirement of Rule 504, because (a) Prodeo made no general solicitation or offer to sell the warrant; and (b) the aggregate offering price for the warrant did not exceed $1,000,000, less the aggregate offering price for all securities within the preceding twelve months and during the offering of securities under Rule 504, in reliance on any exemption under 3(b), or in violation of Section 5(a) of the Securities Act of 1933.

Fourth, June 14, 1999 through September 10, 1999, Sitek issued a series of convertible debentures in the aggregate of $182,500 maturing on June 7, 2001 and bearing an interest rate of 9.5% per year. The convertible debentures were sold for cash. The convertible debentures are convertible into the number of common shares determined by dividing the dollar amount of the interest payable at the time of conversion by the market price, which means 80% of the average of the 5 day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share.

Prodeo issued the convertible debentures pursuant to a Rule 506 exemption, promulgated under Regulation D, from registration pursuant to the Securities Act of 1933. Prodeo satisfies the requirements of Rule 506, because (a) Prodeo made no general solicitation or offer to sell the convertible debentures; (b) Prodeo reasonably believes it sold the convertible debentures to no more than thirty-five purchasers; and (c) Prodeo sold the convertible debentures to accredited investors only.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           Fiscal year ending           Fiscal year ending
                                                             March 31, 2000               March 31, 1999
                                                             --------------               --------------
                                                             (in thousands)               (in thousands)
                                                         (except per share data)      (except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS
Net Sales                                                        22,727                        2,721
Gross profit                                                     12,077                          690
Operating expenses                                                8,080                        1,337
Loss from operations                                              3,996                         (647)
Net Income                                                        1,930                         (924)

CASH FLOW
Net cash (used in) operating  activities                          5,231                       (5,446)
Net cash (used in) investing activities                            (897)                         (85)
Net cash provided by financing activities                        (4,119)                       5,532

BALANCE SHEET DATA

Cash                                                                215                            1
Total assets                                                      8,343                        7,322
Current liabilities                                               4,573                        7,989
Long-term liabilities                                             1,104                          254
Shareholders' equity                                              2,582                         (921)

INCOME PER COMMON SHARE OUTSTANDING,
  BASIC AND DILUTED                                           0.09/0.09                         (.08)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Prodeo began operations on July 14, 1998 when it acquired all the outstanding stock of CMP Solutions, Inc. ("CMP Solutions"). On July 24, 1998, all of the outstanding stock of Advanced Technology Services, Inc. ("ATSI") was contributed to Prodeo as a wholly-owned subsidiary. As Prodeo was in its initial year of operations, there are no financial statements prior to the year ending March 31, 1999. Due to the current state of operations and relatively short operating history, period to period comparisons of results of operations are not meaningful.

REVENUES. Net sales of $22,727,729, in the fiscal year ended March 31, 2000, were principally due to sales of pre-owned semiconductor capital equipment, which resulted in a gross profit of 53% of net sales. Pre-owned equipment sales accounted for 76% of the Company's revenues ($17.4 million) in the fiscal year ending March 31, 2000, with sales from VSM making almost all of the other sales. Almost all of the $17.4 million of the pre-owned equipment revenues for the last fiscal year arose out of the sale of inventory in the United Kingdom. The Company began reselling this equipment in April of 1999 and has sold approximately 70% of the inventory. The Company has acquired additional equipment for resale on a smaller basis from time to time. The Company continues to seek opportunities to purchase pre-owned equipment for resale, on both a piece-by-piece and as a whole fabrication plant basis. However, there can be no assurance the Company will be able to acquire additional equipment or will be able to acquire additional equipment on as favorable terms and conditions as in the past.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $6,325,117 or 27.8% of net sales in selling, general and administrative expenses in the fiscal year ending March 31, 2000. The majority of the SG&A expenses are related to continuing start-up activities, the acquisition of VSM and general business activities. Because the Company was able to purchase its inventory of pre-owned equipment in the United Kingdom for approximately $5.2 million, the profit margins on the sale of the equipment have been high. The profit margins on the Company's other products have been lower, due in part to the products' recent introduction to the market.

The Company expects that sales from the VSM products and, eventually, CMP Solutions services will become a larger portion of the Company's revenues in the future, particularly with the recent introduction of the Corona Polishing Head, the Magnetic Anneal 910, the Wet-Q-2000 and the TCS Flash Evaporator, all of which are manufactured by VSM. However, as with all new products, the Company cannot know what the products' sales will be.

PLAN OF OPERATIONS

As Prodeo's predecessors were dormant until April 1998 and did not have any revenues from operations in any of the last three fiscal years, the following is management's discussion of Prodeo's plan of operations for the next 12 months ending March 31, 2001.

In March 1999, the Company purchased substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in the United Kingdom. Prodeo realized $17.4 million of its revenues, or 76% of the total revenues, from equipment resale operations during the fiscal year ending March 31, 2000. Most of the Company's pre-owned equipment revenues are from the sale of the United Kingdom equipment, 70% of which has been sold. Prodeo expects to continue sales of pre-owned equipment utilizing the remaining 30% of the United Kingdom assets as well as other smaller market acquisitions. Prodeo continues to seek various sources from which to purchase pre-owned equipment, including individual equipment and complete plant inventories, to sell. However, there can be no assurance the Company will be able to acquire additional equipment or will be able to acquire additional equipment on as favorable terms and conditions as in the past. Lack of new or adequate inventory could have a materially adverse impact on the Company as sales of the pre-owned equipment has provided most of the cash required to support the Company's growth in its VSM and CMP Solutions businesses.

During the fiscal year, CMP Solutions continued in the development phase and made efforts in initial marketing activities as well as in operating its silicon wafer processing clean room facility. CMP Solutions had revenues of $288,578 during the current fiscal year. Prodeo expects continued development expenses for CMP Solutions during the next 12 months without significant offsetting revenues from CMP in the immediate future.

On April 28, 1999, Prodeo purchased all the outstanding shares of VSM Corporation ("VSM") for $1,000,000, of which $50,000 had been paid prior to March 31, 1999, in cash and for $200,000 to settle an outstanding liability to the current shareholders of the target company. VSM is located in Tempe, Arizona and is engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies. The VSM ultra-pure gas and chemical handling systems furnace units have wide applications in wafer manufacturing operations and plant facilities. VSM has recently introduced the Magnetic Anneal 910 furnace system that is utilized in the fabrication of nonvolatile semiconductor memory circuits and other devices. VSM has sold two Magnetic Anneal 910 furnaces and is demonstrating it to other customers.

Prodeo has developed a new CMP wafer carrier called the Corona Polishing Head, which is expected to improve customer device yields. The Company has installed the Corona Polishing Head with two customers for evaluation.

The Company plans to consolidate its subsidiaries' operations in the parent company, Prodeo, by the end of the next fiscal year to take advantage of economies of scale and reduce administrative costs. After the consolidation, each of the subsidiaries will remain in existence as a non-operating shell company.

Prodeo has already entered into an agreement with ATSI's president and co-founder Julian Gates to sell to Mr. Gates all of the outstanding stock of ATSI on August 1, 2000, after all ATSI's pre-owned equipment inventory has been transferred to Prodeo. Mr. Gates will be terminating his employment with Prodeo and will continue to operate ATSI as a pre-owned equipment supplier.

After the sale of ATSI, Prodeo will continue to operate its pre-owned equipment sales operations through the parent company. In anticipation of Mr. Gates's departure, Prodeo has hired a new employee to take over the pre-owned equipment sales operations. The new head of pre-owned equipment has over 12 years experience in the semiconductor industry with four years in equipment sales and, more recently, with Motorola procuring semiconductor equipment and designing and building fabrication plants. Prodeo is confident in its ability to continue to develop this line of sales. However, in connection with the sale of ATSI to Mr. Gates, the Company released Mr. Gates from his obligation not to compete against the Company in the field of pre-owned equipment sales. Mr. Gates will be competing with the Company in the field of pre-owned equipment sales, for which the Company will receive a 5% royalty on all of ATSI's sales through January 2002. Although the Company believes it will continue to grow this line of business, there is no assurance how the sale of ATSI and Mr. Gates's departure will affect the Company's ability to compete.

Prodeo plans to raise additional capital during fiscal year 2001 with a private equity placement of up to $7 million of undetermined number of shares of Prodeo's common stock. Prodeo intends to apply any such additional capital to product development, corporate acquisitions, and working capital requirements above those funded from operations. The Company has not yet entered into any agreements for this planned private equity funding. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

Prodeo believes it will need additional capital during the next 12 months to meet its funding needs, including repayment of debt obligations (described below), product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. Prodeo has several lines of credit with banking institutions and private funding sources. Assuming the Company's revenues continue at their current level, Prodeo believes the private funds and the available credit will be adequate to support Prodeo's plan of operations. There can be no assurance that revenue will continue at their current level and, if revenues are inadequate, there is no assurance that Prodeo will be able to attract additional capital or that the funds, if acquired, will be sufficient to complete and integrate acquisitions or meet Prodeo's product development or operating capital requirements.

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matures January 9, 2001, and is secured by substantially all assets of Prodeo. The credit agreement required a non-refundable fee of $30,000 that will be amortized over the life of the loan. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base which consists of eligible accounts receivable and eligible inventory. The current outstanding balance is approximately $600,000.

In July 1999, Prodeo entered into a six-month credit agreement with Imperial Bank in the amount of $3,000,000. The loan was secured by substantially all of the assets associated with the United Kingdom, which currently is located in the United Kingdom and personally guaranteed by a shareholder. The loan required a non-refundable fee of $75,000, that was amortized over the life of the loan. The principal balance of this loan was repaid in full and the shareholder guarantee has been released.

Prodeo entered into a $5.8 million short-term note payable agreement with TLD Funding Group on March 15, 1999 for funds used to acquire substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in Durham County, United Kingdom. The note included $656,000 of financing fees, which were amortized over the life of the loan. On July 16, 1999, Prodeo paid the principal balance of this note in full with the $3,000,000 loan obtained from Imperial Bank in July 1999.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. A portion of this loan was refinanced with the $3,000,000 loan from Imperial Bank obtained in July, 1999. The current outstanding balance is approximately $532,000.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which will expire on February 4, 2001. Interest is due monthly on the unpaid balance at 1.5%. The line is personally guaranteed by two of Prodeo shareholders and two related companies.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At March 31, 2000, Prodeo owed approximately $377,000 under this line of credit.

Prodeo paid $910,000 in Value Added Tax ("VAT") associated with the purchase of the Durham County, United Kingdom inventory. The VAT was refunded by the UK government upon filing appropriate returns.

Prodeo has issued convertible debentures of $80,000 at 6% interest and $182,500 at 9.5% interest. The 6% debentures are convertible any time before the two year anniversary of their purchase and automatically convert into common shares at the two year anniversary. The conversion price of 80% of the average five day closing bid prices as reported by Bloomberg, LP for the five days preceding conversion.

The 9.5% debentures are convertible into common stock at any time after one year from purchase through their maturity date of June 7, 2001. The debentures bear interest annually, payable annually in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 80% of the average of the five day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures are subject to a mandatory conversion feature on June 7, 2001, at which time all debentures outstanding will be converted to shares of common stock. There is no beneficial conversion feature associated with the 6% or 9.5% convertible debentures if the fair market value, as determined by independent valuation, is lower than the bid price.

September 17, 1999, Prodeo issued a warrant to purchase 4,562 shares of common stock of Prodeo to AA Capital Ventures, LLC. The warrants have an exercise price of $5.00 per share.

Effective May 20, 1999, Prodeo agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15% of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the supplement net sales proceeds. The agreement expires on May 31, 2002. As of March 31, 2000, Prodeo has recognized $1,154,000 in finder's fees expenses due to Bruar Associates.

Advances from a shareholder of $160,941 were received by Prodeo, of which only $60,941 is now outstanding as of March 31, 2000. There is no interest paid on this borrowing. The Company plans to pay this debt in August 2000.

Neither management nor other of Prodeo's shareholders has made commitments to provide additional funds to Prodeo. Accordingly, there can be no assurance that any additional funds will be available to Prodeo to allow it to cover its capital needs. Management has a contingency plan to allow Prodeo to sustain itself without additional funding. However, the success of this plan depends upon: (i) Prodeo retaining its market position and substantially increasing its sales revenues in fiscal 2001; (ii) CMP reaching production status and attracting customers with minimal funding; (iii) VSM generating sufficient revenues to fund its operations; (iv) collecting receivables in a timely fashion; and (v) new products introduced in fiscal year 2000 achieving reasonable market acceptance. If the Company's contingency plan is unsuccessful, the Company will fund operations by borrowing on its existing lines of credit. However, because of the costs associated with this type of debt financing, the Company would also be forced to slow its development of products, reduce its purchases of pre-owned equipment inventory and/or reduce its production of semiconductor equipment generally all of which could have a materially adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financing Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133, as amended, becomes effective for the Company April 1, 2001 and requires that entities record all derivatives as assets and liabilities, measured at fair value, with the change in fair value recognized in earnings or in comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the impact, if any, that will result from the adoption of this standard.

YEAR 2000 COMPLIANCE

Prodeo did not experience any interruptions or slowdown of its operations due to Year 2000 Compliance issues.

SPECIAL RISKS

FORWARD LOOKING STATEMENTS. Certain of the statements contained in this document that are not historical facts, including statements of future expectations, projections of results of operations and financial condition, statements of future economic performance and other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Prodeo to differ materially from those contemplated in such forward-looking statements. There can be no assurances that the forward-looking information will be accurate. In addition to the specific matters referred to herein, important factors which may cause actual results to differ from those contemplated in such forward-looking statements include: the future supply of silicon; the future demand for semiconductor and CMP products; world economic conditions; potential costs and delays in integrating acquisitions; timing of market introductions; the availability and cost of additional funding; and higher-than-expected costs of product development.

Developments in any of these areas, which are more fully described elsewhere in "Item 1. Description of Business" which is incorporated into this section by reference, could cause Prodeo' s results to differ materially from results that have been or may be projected by or on behalf of Prodeo.

Prodeo cautions that the foregoing list of important factors is not exclusive. Prodeo does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of Prodeo.

NEED FOR ADDITIONAL FINANCING. Prodeo has limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if Prodeo's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, Prodeo may not have enough capital to exploit the opportunity. Prodeo's ultimate success may depend upon its ability to raise additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to Prodeo. If not available, Prodeo's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE ON KEY CUSTOMERS. In the fiscal year ending March 31, 2000, 27% of the Company's revenue were from sales to two customers, the Company believes its relationship with these key customers is good. However, losing either customer would have a materially adverse effect on the Company's revenue.

SPORADIC SUPPLY OF PRE-OWNED EQUIPMENT. During the fiscal year ending March 31, 2000, 76% of Prodeo's revenues were generated by its subsidiary involved in the sale of pre-owned semiconductor equipment. However, the availability of pre-owned semiconductor equipment is sporadic and determined in part by the age of semiconductor equipment currently used by companies in the industry semiconductor companies decisions to sell their capital equipment, both factors which are beyond the control of Prodeo. A material reduction in the availability of pre-owned semiconductor equipment may have a material adverse effect on Prodeo's business, financial condition, and the results of operations.

RELIANCE ON KEY EXECUTIVES.  Prodeo's  success depends on the efforts of Dr. Don
M. Jackson, Jr. , Chief Executive Officer and Paul Jackson, Chief Technology Officer and Secretary of Prodeo. Dr. Jackson has been the key individual responsible for financing for the development of Prodeo. Paul Jackson and Dr. Don Jackson were co-founders of CMP Solutions, Inc. Prodeo believes its relationships with these individuals are good. However, it cannot ensure that the services of these individuals will continue to be available to us in the future. Prodeo has an employment agreement with Dr. Jackson effective June 7, 1999 with a term of five years that automatically renews for additional three year terms unless either Dr. Jackson or Prodeo gives the other party written notice of non-renewal at least one year prior to the expiration of the initial term or Dr. Jackson gives Prodeo 30 days written notice that he is terminating his employment agreement. Prodeo also has an employment agreement with Paul Jackson effective March 27, 2000 with a term of four years that automatically renews for additional three year terms unless either Paul Jackson or Prodeo gives the other party written notice of non-renewal at least one year prior to the expiration of the then current term or Mr. Jackson gives Prodeo 30 days written notice that he is terminating his employment agreement. Julian Gates, ATSI's President and co-founder, will be departing as of August 1, 2000.

LIMITED OPERATING HISTORY. Prodeo faces all of the same risks as a new business and the special risks inherent in the investigation, acquisition, or involvement in new business opportunities. Prodeo has only completed its second year of operations and therefore has all of the unforeseen costs, expenses, problems, and difficulties to which such young ventures are subject.

NO FORESEEABLE DIVIDENDS. Prodeo has not paid dividends on its stock and does not anticipate paying such dividends in the foreseeable future.

LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS . Prodeo may consider an acquisition in which it would issue as consideration for the business opportunity to be acquired an amount of Prodeo's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of Prodeo. The result of such an acquisition would be that the acquired company's stockholders and management would control Prodeo, and Prodeo's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of Prodeo by its current shareholders.

LIMITED PUBLIC MARKET. There is a developing, but limited public market for Prodeo's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. Prodeo's common stock is still thinly traded and the price is still volatile and sensitive to relatively low levels of trading. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

REGULATION OF PENNY STOCKS. Prodeo's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell Prodeo's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Prodeo's management is aware of the abuses that have occurred historically in the penny stock market. Although Prodeo does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Prodeo's securities.

COMPETITION. There are other companies in the new semiconductor equipment and pre-owned semiconductor equipment and businesses which may be better funded and/or better established than Prodeo.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants..................... F-1

Financial Statements:

  Consolidated Balance Sheet as of March 31, 2000...................... F-3

  Consolidated Statements of Operations for the year ended
  March 31, 2000 and the period from June 23, 1998, date of
  inception, to March 31, 1999......................................... F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for
  the year ended March 31, 2000 and the period from June 23, 1998, date of inception, to March 31, 1999................................. F-5

  Consolidated Statements of Cash Flows for year ended
  March 31, 2000 and the period from June 23, 1998, date
  of inception, to March 31, 1999...................................... F-6

  Notes to Consolidated Financial Statements........................... F-8

Schedules other than those listed above have been omitted because they are either not required, inapplicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

The accompanying notes are an integral part of these financial statements.

ITEM 9. CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

On May 2,2000, Prodeo dismissed its current accountants, McGladrey & Pullen, LLP, and hired Deloitte & Touche, LLP.

The auditor's reports from McGladrey & Pullen, LLP for the Company's past fiscal year did not contain adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. McGladrey & Pullen became the Company's auditors for the fiscal year ending March 31, 1999.

The decision to engage Deloitte & Touche, LLP was approved by the audit committee and the Board of Directors.

During the Company's most recent fiscal year and the subsequent interim period preceding the change, there has been one disagreement with McGladrey & Pullen, LLP on a matter involving revenue recognition that was not resolved before McGladrey and Pullen, LLP's dismissal. The matter has been transferred to the Company's new accountants, Deloitte & Touche, LLP for their consideration. A transaction valued at approximately $690,000 involving the exchange of inventory owned by a third party for the Company's inventory was contemplated in the quarter ended March 31, 2000. McGladrey & Pullen, LLP disagreed with the Company's Chief Financial Officer desire to recognize the $690,000 as revenue. The Company indicated to McGladrey & Pullen, LLP that it would send all required documentation on this issue to its new accountants, Deloitte & Touche, LLP and would follow whatever recommendation it received from Deloitte & Touche, LLP. The Company had not received a recommendation on this matter at the time of McGladrey & Pullen, LLP's dismissal. The outstanding issue regarding the revenue recognition was not a factor in the dismissal of McGladrey & Pullen, LLP. The Company has authorized McGladrey & Pullen, LLP to respond fully to inquiries from Deloitte & Touche, LLP concerning this disagreement.

Since the dismissal of McGladrey & Pullen, LLP, the Company has consulted with its new auditors about the revenue recognition matter and informed them that the inventory exchange was restructured and would not be completed until the following fiscal year. No revenues relating to the transaction has been recorded as of March 31, 2000. Should the exchange occur in the future, the Company has agreed to apply generally accepted accounting principles, including, if applicable, APB 29 "Accounting for Nonmonetary Transactions" to the transaction, to which Deloitte & Touche LLP orally concurred.

Deloitte and Touche, LLP was given a copy of this disclosure prior to its filing and given the opportunity to furnish the Securities and Exchange Commission a letter containing any new information or clarification of this disclosure which it has determined was unnecessary.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 24, 2000 (the "Proxy Statement"). The Company anticipates filing the Proxy Statement within 120 days after March 31, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report.

    (a) Financial Statements

        See F-pages attached

    (b) Reports on Form 8-K

        None

    (c) Exhibits

        See the Exhibit Index immediately following the signature page and is incorporated by reference.

    (d) Financial Statements

        See Item 14(a).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRODEO, INCORPORATED


Date: July 14, 2000                     By /s/ Dr. Don M. Jackson, Jr.
                                           -------------------------------------
                                           Dr. Don M. Jackson, Jr.
                                           President and Chief Executive Officer


                                        By /s/ David A. Bays
                                           -------------------------------------
                                           David A. Bays
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                     DATE
---------                               -----                     ----


/s/ Don M. Jackson, Jr.                Director                July 14, 2000
--------------------------
Dr. Don M. Jackson, Jr.


/s/ Howard R. Neff                     Director                July 14, 2000
--------------------------
Howard R. Neff


/s/ Maurice L. McGill                  Director                July 14, 2000
--------------------------
Mr. Maurice L. McGill


/s/ Dan L. Shunk                       Director                July 14, 2000
--------------------------
Dr. Dan L. Shunk

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION                               INCORPORATED BY REFERENCE TO:
-----------    ---------------------------------------------------------         -----------------------------
    2.1        A copy of the Certificate of Ownership and Merger merging         Form 8-K filed with the SEC on
               DentMart into SITEK, including the Plan and Agreement of          August 17, 1998
               Merger

    2.2        A copy of the Articles of Merger or Share Exchange filed          Form 8-K filed with the SEC on
               in the State of Colorado                                          August 17, 1998

    2.3        A copy of the Certificate of Amendment and Restatement of         Filed Herewith
               Certificate of Incorporation of Sitek, Incorporated as
               filed in the State of Colorado

    2.4        A copy of the Amended and Restated Certificate of                 Filed Herewith
               Incorporation of Prodeo Technologies, Inc.

    3.1        Articles of Incorporation of Registrant                           Form 8-K filed with the SEC on
                                                                                 August 17, 1998

    3.2        Bylaws of Registrant                                              Form 10-K filed with the SEC on
                                                                                 April 17, 1998

   10.1        A copy of the Exchange Agreement                                  Form 8-K filed with the SEC on
                                                                                 August 17, 1998

   10.2        A copy of the Registration Rights Agreement                       Form 8-K filed with the SEC on
                                                                                 August 17, 1998

   10.3        Equipment Lease dated February 5, 1999, as Amended                Form 10-Q Filed with the SEC on
                                                                                 February 26, 1999

   10.4        Line of Credit Agreement with TLD Funding Group dated             Form 10-K Filed with the SEC on
               February 5, 1999                                                  July 14, 1999

   10.5        Finance Agreement with TLD Funding Group dated                    Form 10-K Filed with the SEC on
               March 19, 1999                                                    July 14, 1999

   10.6        $5.2 million Promissory Note and Equipment Finance                Form 10-K Filed with the SEC on
               Agreement dated March 11, 1999                                    July 14, 1999

   10.7        Amendment to Equipment Finance Agreement                          Form 10-K Filed with the SEC on
                                                                                 July 14, 1999

   10.8        Sitek, Incorporated Investor Rights Agreement entered into        Filed Herewith
               as of March 29, 2000 by and among Sitek, Incorporated and
               Intel Corporation, a Delaware corporation.

   10.9        Right of First Refusal, Co-Sale and Subordination Agreement       Filed Herewith
               made as of March 29, 2000 by and among Sitek, Incorporated
               (the "Company"), Intel Corporation, a Delaware corporation, and the following stockholders of the Company: Don Jackson,
               Vince Birdwell, Paul Burke, Julian Gates, Kevin Jackson,
               Paul Jackson and Parag Modi, and Richard Myers solely with respect to Sections 5,6,and 7 thereof.

   10.11       Founder, CEO Employment Agreement for Don M. Jackson, Jr.         Form 10-Q Filed with the SEC on
               dated June 7, 1999                                                August 16, 1999

   10.10       Founder-Executive Employment Agreement for Paul D. Jackson        Filed Herewith
               dated March 27, 2000

   10.11       Warrant Agreement                                                 Form 10-K Filed with the SEC on
                                                                                 July 14, 1999

   16.1        Letter from McGladry & Pullen, LLP to Securities and
               Exchange Commission regarding termination as Registrant's         Form 8-K/A Filed with the SEC on
               principal accountant                                              June 12, 2000

   21.1        Subsidiaries                                                      Filed Herewith

   23.1        Consent of Deloitte & Touche, LLP                                 Filed Herewith

   27.1        Financial Data Schedule                                           Filed Herewith

INDEPENDENT AUDITORS' REPORT

The Audit Committee
Prodeo Technologies, Inc. and Subsidiaries
Tempe, Arizona

We have audited the accompanying consolidated balance sheet of Prodeo Technologies, Inc. (formerly Sitek Incorporated) and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company was in the development stage at March 31, 1999. During the year ended March 31, 2000, the Company completed its development activities and commenced its planned principal operations.

/s/ DELOITTE & TOUCHE LLP

June 30, 2000

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

/s/ McGladrey & Pullen, L.L.P.

Phoenix, Arizona
May 28, 1999

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                                     2000            1999
                                                                       -----------     -----------
CURRENT ASSETS:
  Cash                                                                 $   215,262     $       863
  Restricted cash (Note 9)                                               1,500,000
  Accounts receivable (net of allowance for doubtful
   accounts of $63,000 and $0 at March 31, 2000 and 1999)                1,500,860         207,934
  Inventories (Notes 2, 5 and 7)                                         3,418,979       5,389,000
  Prepaid expenses and other assets (Note 3)                               115,614       1,596,125
  Deferred income taxes (Note 13)                                          246,000
                                                                       -----------     -----------
         Total current assets                                            6,996,715       7,193,922
PROPERTY AND EQUIPMENT - Net (Note 4)                                      745,015          90,707
OTHER ASSETS                                                                76,406          37,466
INTANGIBLES - Net                                                          497,752
DEFERRED INCOME TAXES (Note 13)                                             28,000
                                                                       -----------     -----------
TOTAL                                                                  $ 8,343,888     $ 7,322,095
                                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Payable to banks (Note 7)                                            $   600,000     $
  Advances from related parties (Note 15)                                   60,941         330,257
  Trade accounts payable                                                 1,322,598         268,774
  Other accrued liabilities                                              1,620,949         499,974
  VAT payable                                                               19,665         910,000
  Income tax payable (Note 13)                                             658,000
  Current portion of other borrowings                                      290,894       5,979,510
                                                                       -----------     -----------
         Total current liabilities                                       4,573,047       7,988,515
                                                                       -----------     -----------
Other borrowings (Note 8)                                                1,104,439         207,181
                                                                       -----------     -----------
Other liabilities                                                           84,224          47,215
                                                                       -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 12 and 14)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 8, 9 and 11):
  Preferred stock, $.01 par value - authorized, 5,000,000
   shares; issued, 250,000 shares, liquidation value $1,500,000              2,500
  Common stock, $.005 par value - authorized, 50,000,000 shares;
   issued and outstanding, 12,307,813 (2000) and 12,230,813 (1999)
   shares; issuable, 0 shares (2000) and 5,000 shares (1999) (Note 5)       61,606          61,179
  Additional paid-in capital                                             2,361,323           2,475
  Retained Earnings                                                        156,749        (984,470)
                                                                       -----------     -----------
         Total stockholders' equity (deficit)                            2,582,178        (920,816)
                                                                       -----------     -----------
TOTAL                                                                  $ 8,343,888     $ 7,322,095
                                                                       ===========     ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000 AND PERIOD FROM JUNE 23, 1998 (Date of Inception)
TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                      2000              1999
                                                                  ------------      ------------
SALES - Net (Notes 15 and 16)                                     $ 22,727,729      $  2,720,898

COST OF GOODS SOLD                                                  10,650,636         2,030,900
                                                                  ------------      ------------

         Gross profit                                               12,077,093           689,998
                                                                  ------------      ------------
OPERATING EXPENSES (Note 17):
  Selling, general and administrative                                6,325,117           911,668
  Research and development                                           1,755,387           425,828
                                                                  ------------      ------------

         Total operating expenses                                    8,080,504         1,337,496
                                                                  ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                        3,996,589          (647,498)
                                                                  ------------      ------------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs                              (1,156,650)         (277,177)
  Miscellaneous income                                                  30,055               359
                                                                  ------------      ------------

         Total other expense-net                                    (1,126,595)         (276,818)
                                                                  ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    2,869,994          (924,316)

INCOME TAX EXPENSE (Note 13)                                           939,000
                                                                  ------------      ------------

NET INCOME (LOSS)                                                 $  1,930,994      $   (924,316)
                                                                  ------------      ------------

Non cash discount on proceeds of preferred
  stock for beneficial conversion feature                             (789,775)
                                                                  ------------      ------------
Net income (loss) available to common stockholders                   1,141,219          (924,316)
                                                                  ------------      ------------
INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED (Note 10):
    Basic                                                         $        .09      $      (0.08)
                                                                  ============      ============
    Diluted                                                       $       0.09      $      (0.08)
                                                                  ============      ============

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEAR ENDED MARCH 31, 2000 AND PERIOD FROM JUNE 23, 1998 (Date of Inception)
TO MARCH 31, 1999
--------------------------------------------------------------------------------


                                       Preferred Stock       Common Stock      Additional
                                     -----------------  ---------------------   Paid-In      Retained
                                      Shares    Amount    Shares      Amount    Capital      Earnings     Total
                                      ------    ------    ------      ------    -------      --------      -----
ISSUANCE OF STOCK, JUNE 23, 1998                         1,000,000   $ 1,000                             $    1,000

 Effect of merger/recapitalization                      11,230,813    60,154                $  (60,154)

 Stock issuable for services (Note 5)                        5,000        25   $    2,475                     2,500

 Net loss                                                                                     (924,316)    (924,316)
                                                        ----------   -------   ----------   ----------   ----------

BALANCE, MARCH 31, 1999                                 12,235,813    61,179        2,475     (984,470)    (920,816)

 Issuance of preferred stock          250,000   $2,500                          2,287,275     (789,775)   1,500,000

 Issuance of common stock                                   72,000       427       71,573                    72,000

 Net income                                                                                  1,930,994    1,930,994
                                      -------   ------  ----------   -------   ----------   ----------   ----------
BALANCE, MARCH 31, 2000               250,000   $2,500  12,307,813   $61,606   $2,361,323   $  156,749  $2,582,178
                                      =======   ======  ==========   =======   ==========   ==========   ==========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2000 AND PERIOD FROM JUNE 23, 1998 (Date of Inception)
TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                        2000                1999
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 1,930,994         $  (924,316)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Amortization of prepaid financing fees                               543,509              87,467
   Depreciation and amortization                                        175,304              18,998
   Deferred taxes                                                      (246,000)
   Gain recognized on sale-leaseback transaction                        (20,644)             (3,441)
   Stock issuable for services                                                                2,500
   Bad debt expense                                                      63,000
   Deferred rent expense                                                 37,009               9,367
   Changes in assets and liabilities:
    Accounts receivable                                              (1,270,560)           (207,934)
    Inventories                                                       2,182,633          (5,389,000)
    Prepaids expenses and other assets                                  924,489            (117,592)
    Advances from related parties                                      (269,316)            330,257
    Accounts payable                                                    560,759             268,774
    Accrued expenses                                                    859,337             497,330
    Income tax payable                                                  638,000
    VAT payable                                                        (890,335)
    Other liabilities                                                    13,273
                                                                    -----------         -----------
         Net cash provided by (used in) operating activities          5,231,453          (5,445,590)
                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of VSM - net of cash                                        (362,163)
  Purchase of property and equipment                                   (535,533)
  Proceeds from sale-leaseback transaction                                                  792,819
  Purchase of leasehold improvements and equipment, $340,000
   from a stockholder                                                                      (840,591)
  Payments on deposits                                                                      (37,466)
                                                                    -----------         -----------
           Net cash used in investing activities                       (897,696)            (85,238)
                                                                    -----------         -----------

                                                                     (Continued)

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31, 2000 AND PERIOD FROM JUNE 23, 1998 (Date of Inception)
TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                       2000                1999
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank                                                3,600,000
  Repayments to bank                                                 (3,000,000)
  Proceeds from issuance of convertible debentures                      182,500              80,000
  Proceeds from other borrowings                                      1,393,221           6,301,181
  Repayment of other borrowings                                      (6,367,079)           (850,490)
  Issuance of common stock                                               72,000               1,000
                                                                    -----------         -----------
         Net cash (used in) provided by financing activities         (4,119,358)          5,531,691
                                                                    -----------         -----------

NET INCREASE IN CASH                                                    214,163                 863
CASH, BEGINNING OF PERIOD                                                   863                  --
                                                                    -----------         -----------
CASH, END OF PERIOD                                                 $   215,026         $       863
                                                                    ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                     $   488,486         $   162,462
                                                                    ===========         ===========
  Taxes paid                                                        $   542,000
                                                                    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Debt proceeds to acquire VSM, Inc.                                $ 1,000,000
  Less:
    Working capital acquired - net of cash                              215,539
    Fair value of other assets acquired, principally
     property, and equipment                                            234,035
    Long-term debt assumed                                                7,371
                                                                    -----------
  Goodwill                                                          $  (557,797)
                                                                    ===========
  Preferred stock issued for restricted cash                        $ 1,500,000
  Financing Costs                                                                       $   656,000
                                                                    ===========         ===========

See notes to consolidated financial statements.                      (Concluded)

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 2000 AND PERIOD FROM JUNE 23, 1998
(DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Prodeo Technologies, Inc., a Delaware corporation ("Prodeo"), formerly known as Sitek, Incorporated, manufactures and sells semiconductor manufacturing equipment and provides certain wafer processing foundry services for the global semiconductor electronics manufacturing industry. Prodeo is the parent of three wholly-owned subsidiary corporations: Advanced Technical Services, Inc. ("ATSI"), CMP Solutions, Inc. ("CMP Solutions") and VSM Corporation ("VSM"), all located in Tempe, Arizona.

     The Company was classified as a development stage enterprise at March 31, 1999. During the year ended March 31, 2000, the Company experienced significant growth in revenue from its planned principal operation, and is no longer classified as a development stage enterprise.

     REORGANIZATION - On July 14, 1998, Dentmart Group, Inc. ("Dentmart"), an inactive public reporting entity, was merged into Sitek Incorporated ("Sitek"), with Sitek as the surviving corporation. Each stockholder of Dentmart received one share of Sitek's common stock for every 1.65 shares of Dentmart's common stock, resulting in 3,030,273 shares of Sitek's common shares outstanding.

     On July 14, 1998, a share exchange agreement between Sitek and CMP Solutions occurred, resulting in CMP Solutions being a 100 percent wholly-owned subsidiary of Sitek. Sitek acquired all of the issued and outstanding shares of CMP in exchange for 9,200,000 shares of Sitek common stock. CMP Solutions was incorporated on June 23, 1998 and had no activity prior to the merger. For accounting purposes, this transaction has been accounted for as a reverse acquisition with CMP Solutions being treated as the accounting acquirer and no step up in basis of the assets. In connection with the share exchange agreement, the stockholders have the right to require their stock to be registered in conjunction with another future registration of the Company's common stock.

     On July 24, 1998, two stockholders contributed all of the outstanding stock of ATSI as a 100 percent wholly-owned subsidiary of Sitek. ATSI had no activity prior to the merger.

     On April 28, 1999, the Company acquired VSM by paying $1,000,000 in cash for all of the outstanding common stock. The acquisition has been accounted for as a purchase with the excess of the total acquisition cost over the fair value of the net assets acquired of $557,798 recorded in the consolidated financial statements. The results of operations of VSM have been included in the consolidated financial statements of the Company from the date of acquisition.

     The following unaudited pro forma combined condensed financial information for the period ended March 31, 1999 include the results of operations for the Company, presented as if the Company and VSM had been combined for all of such period, and are expected to have a continuing impact.

         Net sales...................................................$5,320,922
         Loss from operations........................................$ (273,255)
         Net loss....................................................$ (550,073)
         Basic net loss per common share.............................$    (0.05)

     Pro forma financial information is not presented for the year ended March 31, 2000 because the Company purchased VSM on April 28, 1999, and the current year operations previous to the purchase would not have a material effect on the Company's operations.

     On June 5, 2000, Sitek, Incorporated changed its name to Prodeo Technologies, Inc.

     Management of the Company believes it will need additional capital during the next 12 months to meet its funding needs, including repayment of debt obligations, product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. The Company has several lines of credit with banking institutions and private funding sources. Assuming the Company's revenues continue at their current level, the Company believes the private funds and the available credit will be adequate to support the Company's plan of operations. There can be no assurance that revenues will continue at their current level and, if revenues are inadequate, there is no assurance that the Company will be able to attract additional capital or that the funds, if acquired, will be sufficient to meet the Company's product development or operating capital requirements. However, management has a contingency plan to allow the Company to sustain itself without additional funding, which includes revising the Company plan of operations to reflect the available funds.

     SIGNIFICANT ACCOUNTING POLICIES - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies of the Company are as follows:

     a. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the amounts of Prodeo and its wholly-owned subsidiaries: ATSI, CMP and VSM (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     b. REVENUE RECOGNITION - The Company recognizes revenue from the sale of products when the risks and rewards of ownership transfer to customers, which is generally at the time of shipment. No significant obligations remain after the product is shipped. Cost for installation and warranty is accrued when corresponding sales revenues are recognized. Revenues for services are recognized when performed.

     c. INVENTORIES consist of raw materials, work-in-process and pre-owned equipment held for resale. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Manufactured items are removed from inventory using the first-in, first-out method, while pre-owned equipment held for resale is based on the specific identification.

     d. PROPERTY AND EQUIPMENT are stated at cost. The equipment is being depreciated over its useful life, which is estimated to be between three and five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization is computed using the straight-line method.

     e. INTANGIBLES are recorded at cost. The Company acquires intangible assets in the normal course of business. The Company periodically reviews for changes in circumstances to determine whether there are conditions that indicate that the carrying amount of such assets may not be recoverable. If such conditions are deemed to exist, the Company will determine whether estimated future undiscounted cash flows are less than the carrying amount of such assets, in which case the Company will calculate an impairment loss. Impairment losses, if any, will be recorded as a component of operating earnings. Intangibles are amortized on a straight-line basis over two to seven years.

     f. INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes are provided for differences between the tax base of certain assets and liabilities and the reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

     g. STOCK-BASED COMPENSATION - In 1995, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to measure cost for its stock-based compensation plans with employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

     h.   RESEARCH AND DEVELOPMENT COSTS are expensed as incurred.

     i. BASIC EARNINGS (LOSS) PER COMMON SHARE is computed on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed on the weighted average number of shares of common stock outstanding plus the dilutive effect of any stock options or warrants.

     j. FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash, accounts receivable, accounts payable and loans payable approximate fair values due to the short-term maturities of these instruments. The fair value of payable to banks and other borrowings approximate the carrying value of these instruments because the terms are similar to those in the market place under which they could be replaced.

     k. NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The statement (as amended) is effective for the Company's fiscal year ending March 31, 2002. The Company has not completed evaluating the effects this statement will have on its financial position or results of operations.

     l. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m. RECLASSIFICATIONS - Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

2.   INVENTORIES

     At March 31, inventories consisted of the following:

                                                     2000           1999
                                                  -----------    ----------

     Raw materials                                $   305,134
     Work-in-process                                  287,988
     Pre-owned equipment held for resale            2,985,857    $5,389,000
                                                  -----------    ----------

     Total                                          3,578,979     5,389,000
     Less allowance for obsolete inventories         (160,000)
                                                  -----------    ----------

     Inventories - net                            $ 3,418,979    $5,389,000
                                                  ===========    ==========

3.   PREPAID EXPENSES AND OTHER ASSETS

     At March 31, prepaid expenses and other assets consisted of the following:

                                                   2000             1999
                                                 --------        ----------

     Prepaid financing fees                      $ 61,084        $  568,533
     Prepaid VAT                                   11,836           910,000
     Other                                         42,694           117,592
                                                 --------        ----------

     Total                                       $115,614        $1,596,125
                                                 ========        ==========

     Prepaid VAT represents Value Added Tax paid or payable by the Company on inventory purchased in the United Kingdom.

     Prepaid financing fees represent additional costs incurred by the Company to borrow funds. Prepaid financing fees are amortized over the term of the debt.

4.   PROPERTY AND EQUIPMENT

     Leasehold improvements and equipment as of March 31 consists of the following:

                                                          2000       1999
                                                        --------   --------

     Leasehold improvements                             $ 76,101   $ 70,151
     Machinery and equipment                             490,556     34,770
     Construction in process                             286,347
                                                        --------   --------
     Total                                               853,004    104,921
     Less accumulated depreciation and amortization      107,989     14,214
                                                        --------   --------

     Total                                              $745,015   $ 90,707
                                                        ========   ========

5.   SALE LEASEBACK TRANSACTION

     During the period ended March 31, 1999, the Company sold several pieces of equipment for $792,819 to TLD Funding Group ("TLD") realizing a gain of $61,993. Simultaneous with the sale, the Company entered into an agreement to lease back the equipment for a term of three years under a noncancelable operating lease. The future minimum lease payments are included in the total future commitments at Note 14. The gain resulting from the sale has been recorded as deferred revenue and is being amortized over the lease term. The unamortized balance at March 31, 2000 and 1999 was $37,848 and $58,492, respectively.

6.   INTANGIBLES

     At March 31, 2000, intangibles consisted of the following:

                                                                   2000
                                                                 ---------

     Goodwill                                                    $ 557,797
     Covenant not to compete                                        24,000
                                                                 ---------
     Total                                                         581,797
     Less accumulated amortization                                 (84,045)
                                                                 ---------

     Inventories, net                                            $ 497,752
                                                                 =========

7.   PAYABLE TO BANKS

     On January 10, 2000, the Company entered into a revolving line of credit agreement with a bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4 percent per annum, matures January 9, 2001, and is secured by substantially all assets of the Company. The credit agreement required a non-refundable fee of $30,000 that is being amortized over the life of the loan. The Company may borrow the lesser of $2,000,000 or a percentage of the borrowing base which consists of eligible accounts receivable and eligible inventory. Outstanding borrowings under this agreement were $600,000 at March 31, 2000.

     The revolving line of credit agreement contains covenants that requires the maintenance of certain defined financial ratios and income and limits additional borrowings. The Company was not in compliance with all of these covenants at March 31, 2000, but has since obtained a waiver from the bank.

     In July 1999, the Company entered into a six-month credit agreement with a bank in the amount of $3,000,000. The loan was secured by substantially all of the assets located in the United Kingdom and personally guaranteed by a shareholder. The loan required a non-refundable fee of $75,000, that was amortized over the life of the loan. The principal balance of this loan was repaid in full and the shareholder guarantee has been released.

8.   OTHER BORROWINGS

     The Company has utilized TLD, a private investing group, to meet the majority of its capital needs. The Company also sold convertible debentures during 2000. A summary of these borrowings at March 31 consisted of the following:

                                                       2000          1999
                                                    ----------    ----------
     TLD:
       24-month financing agreement                 $  377,464
       Line of credit                                  207,181    $  207,181
       Note payable for purchase of VSM                532,431
       Debt repaid during 1999                                     5,899,510
     Other:
       6% convertible debentures                        80,000        80,000
       9.5% convertible debentures                     182,500
       Note payable, collateralized by
         automobile, 9%, due 2003                       15,757
                                                    ----------    ----------
     Total                                           1,395,333     6,186,691
     Less current portion                              290,894     5,979,510
                                                    ----------    ----------
     Other borrowings - net                         $1,104,439    $  207,181
                                                    ==========    ==========

     In April 1999, the Company entered into a 24-month finance agreement with TLD for amounts up to $1,000,000 to be utilized to purchase equipment for resale. The agreement bears interest at 1 percent of the advanced amount for the first 90 days and 2 percent monthly of the advanced amount thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. In addition, the Company must pay financing fees of 5 percent for each advance at the time of payment to the equipment vendor. Outstanding borrowings under this agreement were $377,464 at March 31, 2000.

     The Company also has borrowings available under terms of a line of credit with TLD expiring February 4, 2001, with maximum borrowings of $207,181 at any time on or before February 4, 2001. The minimum monthly payment is $3,107, applied first to interest at the rate of 1.5 percent per month and then to principal. The collateral for this line of credit consists of the personal guarantee of two stockholders and two related companies. Outstanding borrowings under this agreement were $207,181 at March 31, 2000 and 1999.

     In April 1999, The Company entered into a loan agreement with TLD to borrow $1,000,000 used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1 percent per month for the initial 90 days and 2 percent per month thereafter. The note includes a financing fee of $70,000, which is being amortized over the life of the loan. The loan is unsecured. A portion of this loan was refinanced with the $3,000,000 bank loan obtained in July 1999. The balance at March 31, 2000 is $532,431.

     During the period ended March 31, 1999, the Company issued $80,000 in 6 percent convertible debentures (the "6 percent debentures"). A relative of a stockholder purchased $75,000 of the total convertible 6 percent debentures. The 6 percent debentures are convertible into the Company's common stock at any time after 90 days from purchase through their maturity date, 24 months subsequent to the date of purchase which ranges from September 1998 to March 1999. Also, the 6 percent debentures bear interest at 6 percent, payable annually on the anniversary date. The 6 percent debentures, plus accrued interest, are convertible in cash or common stock at the option of the purchaser. If paid in common stock, the 6 percent debentures are convertible into common stock at the lesser of (a) 80 percent of the five-day average closing bid price, as reported by Bloomberg, for the five consecutive trading days immediately preceding the applicable conversion date or (b) 125 percent of the five-day average closing bid price, as reported by Bloomberg, for the five consecutive trading days immediately preceding the purchase date. The 6 percent debentures are subject to a mandatory 24-month conversion feature, at the end of which all 6 percent debentures outstanding will be automatically converted to shares of common stock. There was no beneficial conversion feature associated with the convertible 6 percent debentures as the fair market value, as determined by an independent valuation, is lower than the bid price.

     During the year ended March 31, 2000, the Company issued $182,500 in 9.5 percent convertible debentures (the "9.5 percent debentures"). The 9.5 percent debentures are convertible into the Company's common stock at any time after one year from purchase through their maturity date of June 7, 2001. The 9.5 percent debentures bear interest at 9.5 percent, payable annually in restricted common stock. The 9.5 percent debentures are convertible into common stock at 80 percent of the average of the five day closing bid prices, as reported by Bloomberg, for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The
     9.5 percent debentures are subject to a mandatory conversion feature on June 7, 2001, at which time all debentures outstanding will be converted to shares of common stock. There is no beneficial conversion feature associated with the 9.5 percent debentures as the fair market value of the common stock at the time the debentures were sold, as determined by an independent valuation, is lower than the bid price.

     Future minimum maturities of other borrowings as of March 31, 2000 by fiscal years are as follows:

     2001                                                            $  290,894
     2002                                                             1,096,476
     2003                                                                 4,486
     2004                                                                 3,477
                                                                     ----------

     Total                                                           $1,395,333
                                                                     ==========

9.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK - On March 29, 2000, the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock (the "Series A Preferred") to the corporate investor and the corporate investor paid the Company $1,500,000 in "restricted cash". The Stock Purchase Agreement also provided for a possible future $1,500,000 investment by the corporate investor for additional shares, priced at the lower of $6.00 per share and the 30-day trading average immediately prior to the purchase, subject to certain conditions. The Series A Preferred is convertible to common stock at a certain exchange ratio, which is initially one-to-one, but which is subject to adjustment upon certain events. Under the Stock Purchase Agreement, the corporate investor was granted registration rights, rights of first refusal and co-sale, as well as Board observation rights. In addition to the equity investment, the Company entered into an agreement for the development of certain technology. The Company is required to use the proceeds of the investment in furtherance of such agreement.

     The holders of the Series A Preferred are entitled to receive annual dividends of $.48 per share, payable when and if declared by the Board of Directors and in preference and priority to any payment of any dividend on the Company's common stock. The Series A Preferred dividends are not cumulative. Each share of the Series A Preferred is entitled to the number of votes equal to the number of shares of common stock into which such share could be converted.

     In the event of any liquidation of the Company, the holders of the Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus of the Company to the holders of the common stock, the amount equal to the Initial Series A Preferred Price for each share of Series A Preferred than held by them and, in addition, an amount equal to all declared and unpaid dividends on the Series A Preferred. After setting apart or paying in full the preferential amounts due to the Series A Preferred holders, the remaining assets of the Company available for distribution to stockholders, if any, shall be distributed to the holders of the common stock on a pro rata basis, based on the number of shares of common stock then held by each holder.

     The Series A preferred had a beneficial conversion feature because the preferred stock was immediately convertible into common stock at a price less than the then current fair market value, which value was based on the price of recent sales of common stock at such time. The carrying amount of the preferred stock was discounted by the intrinsic value of the beneficial conversion feature, which was determined to be $789,775. The $789,775 discount was immediately amortized and charged to accumulated deficit and is treated in a manner similar to a dividend to preferred stockholders.

     WARRANTS - During the period ended March 31, 1999, in relation to credit facilities provided, the Company issued TLD warrants to purchase 20,000 shares of its common stock at an exercise price of $6 per share. The warrants are exercisable immediately anytime before February 5, 2004. No warrants were exercised during the period ended March 31, 2000 or 1999. The Company also approved a grant to TLD of 5,000 shares of stock for services in 1999. The shares were issued during the year ended March 31, 2000.

     Effective September 17, 1999, the Company issued warrants to purchase 4,562 shares of its common stock for $5.00 per share to an organization for services rendered in connection with debenture sales. The warrants are exercisable immediately anytime before December 31, 2004. No warrants were exercised during the period ended March 31, 2000.

     During the period ended March 31, 1999, the Company issued warrants to purchase 40,000 shares of its common stock for $6.00 per share as compensation for consulting services. On January 18, 2000, the holder of the warrants notified the Company of its intention to exercise the warrants using a cashless exercise. Based on the closing price of the Company's common stock at time of exercise, the Company issued 13,333 shares subsequent to March 31, 2000.

     STOCKHOLDERS' AGREEMENT - The Company entered into a contract with certain of its stockholders as of August 1, 1999 in which the stockholders agree to restrict the transfer and disposition of their shares of common stock. The shareholders, which control a combined total of 8,371,477 shares of Prodeo common stock, agree to offer their shares first to the other stockholders participating in the agreement on the same basis as a third party offer, and then, if not fully exercised, to the Company. The Company is not obligated to purchase the shares. Upon termination of the stockholder's employment with the Company, each stockholder must offer to sell a portion of his or her shares to the other participating stockholders and to the Company at a predetermined price. The agreement expires August 1, 2001.

10.  BASIC AND DILUTED EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the year ended March 31, 2000.

                                                  Income         Shares      Per-share
                                                (Numerator)   (Denominator)    Amount
                                                 ----------    -----------    --------
     Net Income                                   1,930,944
     Less: Non cash discount
       on proceeds of preferred
       stock for beneficial
       conversion feature                          (789,775)

     Basic EPS -
       Income available to common stockholders   $1,141,219     12,299,021    $   0.09

     Effect of Dilutive Securities:
       Options                                                     802,771
       Warrants                                                        434
       Convertible preferred stock                                   1,366
       6% convertible debentures                      3,296         20,000
       9.5% convertible debentures                    9,719         35,638
                                                 ----------    -----------
     Diluted EPS:
       Income available to common stockholders
         and assumed conversions                 $1,154,234     13,159,230    $   0.09
                                                 ==========    ===========    ========

     There were no dilutive securities for the year ended March 31, 1999.

     Warrants to purchase 60,000 shares of common stock at $6 per share were not included in the computation of diluted EPS because the warrants exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004 were still outstanding at March 31, 2000.

11.  STOCK OPTIONS

     In 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the "1999 plan") which provides for the granting of incentive and nonqualified stock options to officers, directors or employees of the Company. The 1999 plan also provides for the granting of nonqualified stock options to any director, consultant or other individual whose participation the Board of Directors determines to be in the best interest of the Company. Total number of shares of Company stock that may be issued under the 1999 plan shall in aggregate not exceed 2,000,000 shares.

     During the period ended March 31, 1999, the Company granted 300,000 options to three directors with an exercise price of $1. The options vest over four years and expire 10 years after the grant date. During the year ended March 31, 2000, the Company granted 160,000 shares to three directors with an exercise price equal to the fair market value at the time of the grant.

     Information with respect to stock options granted and exercised for the periods ended March 31, at historical number of shares and option exercise price, is as follows:

                                                                      Weighted
                                                                       Average
                                                           Option      Option
                                                           Shares      Price
                                                         ----------   --------
     Outstanding at June 23, 1998 (date of inception)
       Granted                                              300,000   $   1.00
                                                         ----------

     Outstanding at March 31, 1999                          300,000       1.00
       Granted                                            1,410,000       3.04
       Forfeited                                            (50,000)      1.00
                                                         ----------

     Outstanding at March 31, 2000                        1,660,000       2.68
                                                         ==========

     Options are generally exercisable one year from the date of grant for up to ten years at a price equal to 100 percent of the fair market value at the date of grant or 85 percent of fair market value in the case of nonstatutory options. As of March 31, 2000 and 1999, exercisable options were 435,025 and 106,250, respectively.

     The following information, aggregated by option price ranges, is applicable to options outstanding at March 31, 2000:

     Range of exercise prices                       $.65 - $3.09   $4.69 - $6.08   $8.19 - $14.44

     Shares outstanding in range                      1,313,000       187,000         160,000

     Weighted-average exercise price                   $1.21           $5.43           $12.09

     Weighted-average remaining contractual life      9 years         9 years         10 years

     Shares currently exercisable                     150,000            0             40,000

     Weighted-average exercise price of shares
       currently exercisable                           $1.00             0              12.09

     The estimated fair value of options granted during the years ended March 31, 2000 and 1999 was $2.47 and $.17 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings(loss) per share for the period ended March 31, 1999 and the year ended March 31, 2000 would have been reduced to the pro forma amounts indicated below:

                                                         2000          1999
                                                     -----------   -----------

     Net income (loss) - as reported                 $ 1,930,994   $  (924,316)
                                                     ===========   ===========

     Net income(loss) - pro forma                    $  (189,817)  $  (942,172)
                                                     ===========   ===========

     Diluted income (loss) per share - as reported   $      0.09   $     (0.08)
                                                     ===========   ===========

     Diluted income (loss) per share - pro forma     $      (.01)  $     (0.08)
                                                     ===========   ===========

     The fair value of each option grant is estimated on the date of grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended March 31, 2000, the assumptions used for grants were no dividend yield, expected volatility of 45 to 171 percent, a risk-free interest rate of 6.51 percent and expected lives of 5 years. For the period ended March 31, 1999, the assumptions used for grants were no dividend yield, expected volatility of 45 percent, a risk-free interest rate of 5 percent, and expected lives of 10 years.

12.  PROFIT SHARING PLANS

     In connection with the acquisition referred to in Note 1, VSM had a profit sharing plan for the benefit of its employees. An employee must be 21 and work at least 1,000 hours in the plan year to be eligible. The Company did not make a contribution to the plan for the year ended March 31, 2000.

     Effective July 31, 1999, the Company established the Sitek, Incorporated Profit Sharing and 401(k) Plan. On September 28, 1999, the Company authorized the merger of the VSM profit sharing plan into the Sitek, Incorporated Profit Sharing and 401(k) Plan, which was completed during the year ended March 31, 2000. The Board of Directors has not established an employer matching contribution and has not declared a contribution for the year ended March 31, 2000.

13   INCOME TAXES

     The income tax provision for the year ended March 31, 2000 was as follows:

     Current                                                   $ 1,213,000
     Deferred                                                     (274,000)
                                                               -----------

     Total                                                     $   939,000
                                                               ===========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the period ended March 31 due to the following:

                                                           2000         1999
                                                        ----------    ---------
     Provision (benefit) calculated at
       statutory rate                                   $  976,000    $(324,000)

     Increase (decrease) in income taxes
       resulting from:
         State income taxes                                120,000      (32,000)
         Valuation allowance                              (255,000)     255,000
         Nondeductible expenses                             74,000      101,000
         Other                                              24,000
                                                        ----------    ---------

       Total                                            $  939,000    $      --
                                                        ==========    =========

     Net deferred tax assets consist of the following components as of March 31:

                                                           2000         1999
                                                        ----------    ---------
     Deferred tax assets:
       Accrued expenses                                 $  232,000
       Operating loss carryforwards                                   $ 233,000
       Other                                                42,000       22,000
                                                        ----------    ---------

     Total                                                 274,000      255,000
     Less valuation allowance                                          (255,000)
                                                        ----------    ---------

     Deferred tax assets - net                          $  274,000    $      --
                                                        ==========    =========

     During the period ended March 31, 1999, the Company recorded a valuation allowance of $255,000 on the deferred tax assets to reduce the total to zero. Although management believed the full amount of the deferred tax assets would ultimately be realized, the Company had no history and, therefore, management estimated that the Company did not meet the "more likely than not" threshold for recognizing the assets. Therefore, an allowance was recorded for the full amount of the deferred tax assets. Realization of the deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the period ended March 31, 1999. This allowance was fully reversed in 2000 due to a change in circumstances causing a change in judgment about the realizability of the deferred tax asset.

14.  COMMITMENTS AND CONTINGENCIES

     LEASE AGREEMENTS - The Company leases certain facilities and equipment under noncancelable operating lease agreements, with various renewal options. The leases expire through February 2004. The total minimum rental commitments are as follows:

     2001                                         $   576,405
     2002                                             535,838
     2003                                             205,592
     2004                                              34,000
                                                  -----------

     Total                                        $ 1,351,835
                                                  ===========

     Total rent expense for the periods ended March 31, 2000 and 1999 approximated $724,000 and $132,000, respectively.

     FINDER'S FEE AGREEMENT - Effective May 20, 1999, the Company agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15 percent of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the next $8,417,000 in net sales proceeds. The agreement expires on May 31, 2002. As of and for the year ended March 31, 2000, the Company has recognized $1,154,000 in finder's fees.

     CONTINGENCIES - On April 1, 1999, the Company was named as a defendant in a lawsuit involving two separate claims by two plaintiffs. The first plaintiff, alleges that he was not paid for consulting services. Trade secrets were misappropriated in conducting the reverse merger of Dentmart into the Company. The second plaintiff claims that he was wrongfully terminated. On January 10, 2000, the second plaintiff filed a Stipulation for Dismissal with Prejudice dropping his claims against the Company. On April 26, 2000, the first plaintiff filed a motion to amend his complaint alleging securities fraud involving the same set of facts set forth in his original complaint. The Company has prepared its response opposing the motion on the basis that there are no grounds upon which a valid claim for securities fraud could exist and denying the allegations of the claim. The Company is continuing to defend itself vigorously. The plaintiff has demanded the value of 1,000,000 shares of the Company's capital stock and other damages to be proven at trial in his complaint.

     EMPLOYMENT AGREEMENT - The Company has entered into a five year employment agreement with its Chief Executive Officer under which if he is terminated without cause, the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary.

15.  MAJOR CUSTOMER

     During the year ended March 31, 2000, two customers accounted for revenues of approximately $6,126,000. During the period ended March 31, 1999, one customer accounted for revenues of approximately $2,608,000.

16.  SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

     There are three reportable segments - ATSI, CMP Solutions, and VSM. ATSI is in the business of buying and selling pre-owned semiconductor manufacturing equipment. CMP Solutions is in the early development stages of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. In addition, CMP

     Solutions provides installation and refurbishment services for certain pre-owned CMP manufacturing tools. VSM, which was acquired by Prodeo in April 1999, is a supplier of wafer processing furnaces and complex, ultra high purity gas and vapor control systems used in the manufacturer of silicon wafers.

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

     Financial information with respect to the reportable segments follows:

                                                                                    Corporate
                                                                                       and
     2000                                 ATSI           CMP            VSM        Unallocated       Total
                                       -----------   -----------    -----------    -----------    -----------
     Revenue from external customers   $17,364,746   $   288,578    $ 5,058,427    $    15,978    $22,727,729
     Interest expense                      909,644        51,483        (11,066)       206,589      1,156,650
     Depreciation and
       amortization                          2,997        47,363         26,434         98,511        175,305
     Segment profit (loss)               6,697,624    (1,198,697)       898,429     (4,466,362)     1,930,994
     Segment assets                      3,408,161       379,037      2,097,628      2,459,062      8,423,888
     Expenditures for segment assets        11,153       158,419        244,047        121,914        535,533

     1999

     Revenue from external customers   $ 2,692,250   $    28,648                                  $ 2,720,898
     Interest expense                      255,390        16,335                   $     5,452        277,177
     Depreciation and
       amortization                            438        18,560                                       18,998
     Segment profit (loss)                 233,775      (432,485)                     (725,606)      (924,316)
     Segment assets                      7,150,336       157,869                        72,051      7,380,256
     Expenditures for segment assets       321,401       519,190                                      840,591

     The following table presents information about the Company's revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area:

                                    2000                        1999
                           ------------------------    ----------------------
                                         Long-Lived                 Long-Lived
                             Revenue       Assets       Revenue       Assets
                           -----------    ---------    ----------    --------
     United States         $ 8,100,127    $ 745,015    $  113,648    $ 90,707
     United Kingdom          8,480,129
     The Netherlands         2,169,509                  2,211,250
     Europe                  1,250,811                    396,000
     Pacific Rim             2,015,457
     Other                     711,696
                           -----------    ---------    ----------    --------

     Total                 $22,727,729    $ 745,015    $2,720,898    $ 90,707
                           ===========    =========    ==========    ========

17.  RELATED PARTY TRANSACTIONS

     Related party advances consist of the following amounts at March 31:

                                                           2000          1999
                                                         --------     ---------
     Advances from a stockholder                         $ 60,941     $ 160,940
     Advances (to) from an entity ("ACT") related
       through common ownership, net                      (24,492)      182,317
     Advances to an entity ("GST") related through
       common ownership, net                              (33,499)      (13,000)
                                                         --------     ---------
     Total                                                  2,950       330,257
     Valuation allowance on advances to entities
       related through common ownership                    57,991
                                                         --------     ---------
     Advances from related parties                       $ 60,941     $ 330,257
                                                         ========     =========

     During the year ended March 31, 2000, GST and ACT, entities related through common ownership, made advances to the Company for administrative services and rental facilities. The advances totaled $166,243 and $3,908, respectively, at March 31, 2000 and are included in operating expenses in the consolidated statements of operations.

     The net amount due from GST and ACT at March 31, 2000 is $33,499 and $24,492, respectively, for which the Company has recorded a valuation allowance due to the lack of operations at these entities.

     In addition, during the period ended March 31, 1999, a stockholder paid certain expenses on behalf of the Company totaling $160,941. At March 31, 2000, the outstanding balance is $60,941.

     Prior to the sale leaseback transaction, the Company leased a portion of this equipment from a stockholder for six months at a total cost of $42,000. At the end of the six months, the Company purchased equipment for $340,000 from the stockholder.

     The Company had included in operating expense $125,000 which is payable to a stockholder at March 31, 1999. This amount was repaid in 2000.

18.  SUPPLEMENTAL FINANCIAL INFORMATION

     A summary of additions and deductions related to the allowances for accounts receivable and inventory for the year ended March 31, 2000 follows:

                             Beginning
                              of Year     Additions    Deductions    End of Year
                              -------     ---------    ----------    -----------
     Allowance for doubtful       --        63,000                      63,000
       accounts
     Allowance for obsolete       --       400,000      (240,000)      160,000
       inventories

19.  SUBSEQUENT EVENTS

     On June 14, 2000 the Company entered into an agreement with ATSI's president and co-founder to sell all of the outstanding stock of ATSI on August 1, 2000, after all ATSI's pre-owned equipment inventory has been transferred to the Company the president of ATSI will be terminating his employment with the Company and will continue to operate ATSI as a pre-owned equipment supplier. The Company will receive royalty payments on the new ATSI's equipment sales through January 2002.

     After the sale of ATSI, the Company will continue to operate its pre-owned equipment sales operations through the parent Company. In anticipation of the presidents departure, the Company has hired a new employee to take over the pre-owned equipment sales operations.

     On April 9, 2000, the Company and Don Jackson, the Company's chief executive officer, were named as defendants in a lawsuit filed in the state of Colorado, alleging that the Company breached a contract entered into in July of 1999 for consulting services involving equity funding for the Company. Additionally, the plaintiff claims that the Company made false representations and fraudulent non-disclosure with respect to the July 1999 agreement. The Company currently is preparing its response and intends to defend itself vigorously. The plaintiff is seeking an option to purchase 600,000 shares of the Company capital stock at $0.25 per share and other damages in an amount to be proven at trial.

                                   * * * * * *