Form 10-Q
period 2000-06-30
PRODEO TECHNOLOGIES INC
filed 2000-08-14
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_________ to ___________


                        Commission File Number: 33-28417


                            PRODEO TECHNOLOGIES, INC.
          (FORMERLY KNOWN AS SITEK, INCORPORATED, DENTMART GROUP, INC.
                             AND ELGIN CORPORATION)
          ------------------------------------------------------------
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


                                 (602) 921-8555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,371,146 shares of common stock outstanding as of August 9, 2000.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets June 30, 2000 and March 31, 2000       2

            Consolidated Statements of Operations
               Three Months ended June 30, 2000 and 1999 (unaudited)           3

            Consolidated Statement of Stockholders' Equity
               Three Months ended June 30, 2000 (unaudited)                    4

            Consolidated Statements of Cash Flows
               Three Months ended June 30, 2000 and 1999 (unaudited)           5

            Notes to Consolidated Financial Statements
                Three Months ended June 30, 2000 and 1999                      6

Item 2.  Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations               11

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          14

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    16

Exhibit List                                                                  17

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                          June 30,     March 31,
                                                                            2000         2000
                                                                         ----------   ----------
                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                                   $  717,105   $  215,262
  Restricted                                                              1,348,273    1,500,000
  Accounts receivable                                                     1,322,659    1,500,860
  Inventory                                                               3,300,736    3,418,979
  Prepaid expenses and other assets                                          85,372      115,614
  Deferred tax asset                                                        246,000      246,000
                                                                         ----------   ----------
           Total current assets                                           7,020,145    6,996,715

PROPERTY AND EQUIPMENT - Net of accumulated depreciation
  and amortization of $143,283 and $107,989                                 799,622      745,015
OTHER ASSETS                                                                 66,406       76,406
DEFERRED INCOME TAXES                                                        38,000       28,000
INTANGIBLES - Net                                                           484,831      497,752
                                                                         ----------   ----------
TOTAL                                                                    $8,409,004   $8,343,888
                                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances from related parties                                          $   53,632   $   60,941
  Notes payable                                                             650,000      600,000
  Accounts payable                                                        1,099,168    1,322,598
  Accrued expenses                                                        1,862,907    1,620,949
  VAT payable                                                                 4,813       19,665
  Income tax payable                                                        344,000      658,000
  Current portion of other borrowings                                       290,894      290,894
                                                                         ----------   ----------
           Total current liabilities                                      4,305,414    4,573,047
                                                                         ----------   ----------
OTHER LIABILITIES                                                            81,899       84,224
                                                                         ----------   ----------
OTHER BORROWINGS                                                          1,280,378    1,104,439
                                                                         ----------   ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized, 5,000,000 shares;
    issued, 250,000 shares; liquidation value, $1,500,000                     2,500        2,500
  Common stock, $.005 par value - authorized, 50,000,000 shares;
    issued and outstanding, 12,321,146 shares and 12,307,813 shares at
    June 30 and March 31, 2000, respectively                                 61,606       61,606
  Additional paid-in capital                                              2,361,323    2,361,323
  Retained earnings                                                         315,884      156,749
                                                                         ----------   ----------
           Total stockholders' equity                                     2,741,313    2,582,178
                                                                         ----------   ----------
TOTAL                                                                    $8,409,004   $8,343,888
                                                                         ==========   ==========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------


                                                      2000             1999
                                                   -----------      -----------
NET SALES                                          $ 4,526,916      $ 6,423,670

COST OF GOODS SOLD                                   2,097,257        2,907,300
                                                   -----------      -----------
           Gross profit                              2,429,659        3,516,370
                                                   -----------      -----------
OPERATING EXPENSES:
  Selling, general and administrative                1,478,076        1,419,458
  Research and development                             603,236          278,766
                                                   -----------      -----------
           Total operating expenses                  2,081,312        1,698,224
                                                   -----------      -----------
INCOME FROM OPERATIONS                                 348,347        1,818,146
                                                   -----------      -----------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs                (116,101)        (638,347)
  Miscellaneous income (expense)                        52,889          (14,760)
                                                   -----------      -----------
           Total expense - net                         (63,212)        (653,107)
                                                   -----------      -----------
INCOME BEFORE INCOME TAXES                             285,135        1,165,039

INCOME TAX EXPENSE                                     126,000          256,000
                                                   -----------      -----------
NET INCOME                                         $   159,135      $   909,039
                                                   ===========      ===========
Income per common share:
  Basic                                            $      0.01      $      0.07
                                                   ===========      ===========
  Diluted                                          $      0.01      $      0.07
                                                   ===========      ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED JUNE 30, 2000 (Unaudited)
--------------------------------------------------------------------------------


                            Preferred Stock            Common Stock         Additional
                        -----------------------   -----------------------    Paid-in      Retained
                          Shares       Amount       Shares       Amount      Capital      Earnings      Total
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE,
  MARCH 31, 2000           250,000   $    2,500   12,307,813   $   61,606   $2,361,323   $  156,749   $2,582,178

    Net income                                                                              159,135      159,135

    Issuance of stock                                 13,333
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE,
  JUNE 30, 2000            250,000   $    2,500   12,321,146   $   61,606   $2,361,323   $  315,884   $2,741,313
                        ==========   ==========   ==========   ==========   ==========   ==========   ==========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------


                                                                    2000           1999
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   159,135    $   909,039
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   48,215         28,237
      Deferred income taxes                                          (10,000)      (186,000)
      Changes in assets and liabilities:
        Change in restricted cash                                    151,727             --
        Accounts receivable                                          178,201     (1,137,079)
        Inventory                                                    118,243      1,312,503
        Prepaid expenses and other assets                             40,242      1,396,718
        Advances from related parties                                 (7,309)       121,905
        Accounts payable                                            (223,430)       296,198
        Accrued expenses                                             241,958      1,414,778
        Income tax payable                                          (314,000)       442,000
        VAT payable                                                  (14,852)      (756,318)
        Other liabilities                                             (2,325)        11,936
                                                                 -----------    -----------
           Net cash provided by operating activities                 365,805      3,853,917
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Related party advances                                                  --       (185,952)
  Purchase of VSM - net of cash                                           --       (106,268)
  Purchase of property and equipment                                 (89,901)      (106,980)
  Payments on deposits                                                    --        (26,010)
                                                                 -----------    -----------
           Net cash used in investing activities                     (89,901)      (425,210)
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to bank                                                      --     (3,409,254)
  Borrowings from bank                                                50,000      1,000,000
  Proceeds from other borrowings                                     222,000        809,000
  Repayments of other borrowings                                     (46,061)      (729,031)
  Proceeds from issuance of convertible debentures                        --        147,500
  Issuance of common stock                                                --         72,000
                                                                 -----------    -----------
           Net cash provided by (used in) financing activities       225,939     (2,109,785)
                                                                 -----------    -----------
NET INCREASE IN CASH                                                 501,843      1,318,922
CASH, BEGINNING OF PERIOD                                            215,262            863
                                                                 -----------    -----------
CASH, END OF PERIOD                                              $   717,105    $ 1,319,785
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                         $    63,510    $    13,101
                                                                 ===========    ===========
  Cash paid for income taxes                                     $   450,000    $        --
                                                                 ===========    ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The interim Consolidated Financial Statements of Prodeo Technologies, Inc. ("Prodeo" or the "Company") include the accounts of Prodeo and all of its subsidiaries, Advanced Technology Services, Inc. ("ATSI"), CMP Solutions, Inc. ("CMP Solutions"), and VSM Corporation ("VSM"). This information should be read in conjunction with the financial statements set forth in the Prodeo Annual Report on Form 10-K for the year ended March 31, 2000.

     Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Prodeo's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Prodeo's financial position as of June 30, 2000 and its results of operations and its cash flows for the quarters ended June 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   INVENTORIES

     At June 30 and March 31, 2000, inventories consisted of the following:

                                                 JUNE 30,       MARCH 31,
                                                   2000           2000
                                                -----------    -----------
     Raw materials                              $   545,994    $   305,134
     Work-in-process                                434,396        287,988
     Pre-owned equipment held for resale          2,480,346      2,985,857
                                                -----------    -----------

     Total                                        3,460,736      3,578,979
     Less allowance for obsolete inventories       (160,000)      (160,000)
                                                -----------    -----------

     Inventories - net                          $ 3,300,736    $ 3,418,979
                                                ===========    ===========

3.   EQUITY

     During the period ended March 31, 1999, the Company issued warrants to purchase 40,000 shares of its common stock for $6.00 per share as compensation for consulting services. Using the Black-Scholes method for determining value, these warrants were valued at $117 at time of issue. On January 18, 2000, the holder of the warrants notified the Company of its intention to exercise the warrants using a cashless exercise. Based on the closing price of the Company's common stock at the time of exercise, the Company issued 13,333 shares on April 4, 2000.

4.   BASIC AND DILUTED EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the quarter ended June 30, 2000:

                                                   (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                    ----------     ----------     --------
     Basic EPS -
       Income available to common stockholders      $  159,135     12,318,802     $   0.01
                                                                                  ========
     Effect of dilutive securities:
       Options                                                        976,906
       Convertible preferred stock                                    250,000
       6% convertible debentures                           780         10,415
       9.5% convertible debentures                       2,817         36,500
                                                    ----------     ----------
     Diluted EPS - Income available to
       common stockholders and fully diluted
       shares outstanding, assuming conversions     $  162,732     13,592,623     $   0.01
                                                    ==========     ==========     ========

     Warrants to purchase 20,000 and 4,562 shares of common stock at $6 and $5, respectively, per share were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding at June 30, 2000.

5.   COMMITMENTS AND CONTINGENCIES

     FINDER'S FEE AGREEMENT - Effective May 20, 1999, the Company agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15 percent of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the next $8,417,000 in net sales proceeds. Maximum finder's fee under the agreement is $1,262,550. The agreement expires on May 31, 2002. As of and for the year ended June 30, 2000, the Company has recognized $1,248,000 in finder's fees.

     CONTINGENCIES - On April 1, 1999, the Company was named as a defendant in a lawsuit involving two separate claims by two plaintiffs. The first plaintiff alleges that he was not paid for consulting services, where trade secrets were misappropriated in conducting the reverse merger of Dentmart into the Company. The second plaintiff claims that he was wrongfully terminated. On January 10, 2000, the second plaintiff filed a Stipulation for Dismissal with Prejudice dropping his claims against the Company. On April 26, 2000, the first plaintiff filed a motion to amend his complaint alleging securities fraud involving the same set of facts set forth in his original complaint. The Company has prepared its response opposing the motion on the basis that there are no grounds upon which a valid claim for securities fraud could exist and denying the allegations of the claim. The plaintiff has demanded the value of 1,000,000 shares of the Company's capital stock and other damages to be proven at trial in his complaint. The Company is continuing to defend itself vigorously.

     EMPLOYMENT AGREEMENT - The Company entered into a five-year employment agreement with its Chief Executive Officer under which if he is terminated without cause, the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary.

     PREFERRED STOCK - On March 29, 2000, the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock (the "Series A Preferred") to the corporate investor and the corporate investor paid the Company $1,500,000 in "restricted cash." Restricted cash as of June 30, 2000 is $1,348,273. The Stock Purchase Agreement also provided for a possible future $1,500,000 investment by the corporate investor for additional shares, priced at the lower of $6.00 per share and the 30-day trading average immediately prior to the purchase, subject to certain conditions. The Series A Preferred is convertible to common stock at a certain exchange ratio, which is initially one-to-one, but which is subject to adjustment upon certain events. Under the Stock Purchase Agreement, the corporate investor was granted registration rights, rights of first refusal and co-sale, as well as Board observation rights. In addition to the equity investment, the Company entered into an agreement for the development of certain technology. The Company is required to use the proceeds of the investment in furtherance of such agreement.

6.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

     There are three reportable segments - ATSI, CMP Solutions, and VSM. ATSI is in the business of buying and selling pre-owned semiconductor manufacturing equipment. CMP Solutions is in the early development stages of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. In addition, CMP Solutions provides installation and refurbishing services for certain pre-owned CMP manufacturing tools. VSM, which was acquired by Prodeo in April 1999, is a supplier of wafer processing furnaces and complex, ultra high purity gas and vapor control systems used in the manufacture of silicon wafers.

     The accounting policies applied to determine the segment information are the same as those described in the March 31, 2000 10-K. Interest expense on long-term debt is allocated based upon the specific identification of debt incurred to finance leasehold improvements and equipment.

     Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

     Financial information with respect to the reportable segments follows for the quarters ended June 30, 2000 and June 30, 1999:

     Three Months Ended                                                 Corporate and
     June 30, 2000               VSM          ATSI            CMP        Unallocated       Total
                             -----------   -----------    -----------    -----------    -----------
     Revenue from external
       customers             $ 1,593,220   $   692,225    $    96,471    $ 2,145,000    $ 4,526,916
                             ===========   ===========    ===========    ===========    ===========
     Interest expense        $       216   $    54,578    $    13,251    $    48,056    $   116,101
                             ===========   ===========    ===========    ===========    ===========
     Depreciation and
       amortization          $     8,767   $     1,117    $    15,084    $    23,247    $    48,215
                             ===========   ===========    ===========    ===========    ===========
     Segment profit (loss)
       before income taxes   $   255,829   $   (14,046)   $  (202,762)   $   246,114    $   285,135
                             ===========   ===========    ===========    ===========    ===========
     Segment assets          $ 2,296,145   $ 1,746,985    $   285,718    $ 4,080,156    $ 8,409,004
                             ===========   ===========    ===========    ===========    ===========
     Expenditures for
       segment assets        $    68,613                                 $    21,288    $    89,901
                             ===========                                 ===========    ===========

     Three Months Ended
     June 30, 1999
     Revenue from external
       customers             $   522,102   $ 5,853,198    $    48,370                   $ 6,423,670
                             ===========   ===========    ===========                   ===========
     Interest expense                      $   596,822    $     9,323    $    32,202    $   638,347
                                           ===========    ===========    ===========    ===========
     Depreciation and
       amortization          $     3,908   $       506    $     7,424    $    16,399    $    28,237
                             ===========   ===========    ===========    ===========    ===========
     Segment profit (loss)
       before income taxes   $   205,162   $ 1,756,815    $  (170,690)   $  (626,248)   $ 1,165,039
                             ===========   ===========    ===========    ===========    ===========
     Segment assets          $ 1,503,568   $ 5,956,690    $   236,868    $ 1,050,453    $ 8,747,579
                             ===========   ===========    ===========    ===========    ===========
     Expenditures for
       segment assets        $    16,548   $     6,570    $    43,176    $    40,686    $   106,980
                             ===========   ===========    ===========    ===========    ===========

7.   INCOME TAX MATTERS

     The income tax provision for the quarters ended June 30, 2000 and June 30, 1999 was as follows:

                                              2000                 1999
                                            ---------            ---------
     Current                                $ 136,000            $ 442,000
     Deferred                                 (10,000)            (186,000)
                                            ---------            ---------
     Total                                  $ 126,000            $ 256,000
                                            =========            =========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the quarters ended June 30, 2000 and June 30, 1999 due to the following:

                                                            2000        1999
                                                          ---------   ---------
     Provision calculated at statutory rate               $ 100,000   $ 408,000
     Increase (decrease) in income taxes resulting from:
       Nondeductible expenses                                24,000      11,000
       State taxes - net of federal benefit                  17,000      65,000
       Change in valuation allowance                                   (255,000)
       Other                                                (15,000)     27,000
                                                          ---------   ---------
     Total                                                $ 126,000   $ 256,000
                                                          =========   =========

     Net deferred tax assets consist of the following components as of June 30, 2000 and March 31, 2000:

                                                  JUNE 30,         MARCH 31,
                                                    2000             2000
                                                  --------         --------
     Deferred tax asset:
       Accrued expenses                           $236,000         $232,000
       Other                                        48,000           42,000
                                                  --------         --------
     Total                                        $284,000         $274,000
                                                  ========         ========


     The components giving rise to the net deferred tax assets described above have been included in the accompanying consolidated balance sheet as a current asset and noncurrent asset as of June 30 and March 31, 2000.

8.   SUBSEQUENT EVENTS

     Prodeo has entered into an agreement with ATSI's president and co-founder Julian Gates to sell to Mr. Gates all of the outstanding stock of ATSI on August 1, 2000. All of ATSI's pre-owned equipment inventory will be owned by Prodeo. Mr. Gates will be terminating his employment with Prodeo and will continue to operate ATSI as a pre-owned equipment supplier.

     After the sale of ATSI, Prodeo will continue to operate its pre-owned equipment sales operations through the parent company. Prodeo is confident in its ability to continue to develop this line of sales. However, in connection with the sale of ATSI to Mr. Gates, the Company released Mr. Gates from his obligation not to compete against the Company in the field of pre-owned equipment sales. Mr. Gates will be competing with the Company in the field of pre-owned equipment sales, for which the Company will receive a 5 percent royalty on all of ATSI's sales through January 2002. Although the Company believes it will continue to grow this line of business, there is no assurance how the sale of ATSI and Mr. Gates' departure will affect the Company's ability to compete.

                                  * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Prodeo Technolgies, Inc. (the "Company" or "Prodeo") began operations on July 14, 1998 when it acquired all the outstanding stock of CMP Solutions, Inc. ("CMP Solutions"). On July 24, 1998, all of the outstanding stock of Advanced Technology Services, Inc. ("ATSI") was contributed to Prodeo as a wholly-owned subsidiary. As Prodeo was in its initial year of operations, there are no financial statements prior to the year ending March 31, 1999.

REVENUES. Net sales were $4,526,916 in the fiscal quarter ended June 30, 2000, compared to $6,423,670 in the same period in 1999, a decline of 29.5%. The decline is due principally to lower revenues from pre-owned semiconductor capital equipment in the fiscal quarter ended June 30, 2000 compared to the same period of 1999, $2,837,225 and $5,853,198 respectively. Sales during both quarters were still principally due to sales of pre-owned semiconductor capital equipment. Pre-owned equipment sales accounted for 63% of the Company's net sales in the fiscal quarter ending June 30, 2000, with sales from VSM making almost all of the other sales.

The Company's inventory of pre-owned equipment arises predominantly from a March 1999 purchase of semiconductor production equipment from a plant in the United Kingdom. Approximately 75% of this equipment inventory has already been sold and Prodeo expects to sell the remainder of the United Kingdom pre-owned equipment. Prodeo continues to seek various sources from which to purchase pre-owned equipment, including individual equipment and complete plant inventories, to sell. However, there can be no assurance the Company will be able to acquire additional equipment or will be able to acquire additional equipment on as favorable terms and conditions as in the past. Lack of new or adequate inventory could have a materially adverse impact on the Company.

As of August 1, 2000, Prodeo sold all the outstanding shares of ATSI to the ATSI president and co-founder Julian Gates. Mr. Gates has terminated his employment with Prodeo and will continue to operate ATSI as a pre-owned equipment supplier. The pre-owned equipment inventory was transferred to Prodeo as of April 1, 2000.

Prodeo is continuing to operate its pre-owned equipment sales operations through the parent company. Prodeo hired a new employee to take over the pre-owned equipment sales operations. The new head of pre-owned equipment has over 12 years experience in the semiconductor industry with four years in equipment sales and, more recently, with Motorola procuring semiconductor equipment and designing and building fabrication plants. Prodeo is confident in its ability to continue to develop this line of sales; however there is no assurance how the sale of ATSI and Mr. Gates' departure will affect the Company's ability to compete.

During the fiscal year, CMP Solutions continued in the development phase and made efforts in initial marketing activities as well as in operating its silicon wafer processing clean room facility. CMP Solutions had revenues of $96,471 during the current fiscal quarter compared to $48,370 in the same period of 1999. Prodeo expects continued development expenses for CMP Solutions during the next 12 months.

On April 28, 1999, Prodeo purchased VSM Corporation ("VSM"), which is located in Tempe, Arizona and is engaged in the manufacture and/or refurbishment of semiconductor process equipment and subassemblies. The VSM ultra-pure gas and chemical handling systems furnace units have wide applications in wafer manufacturing operations and plant facilities. VSM has recently introduced the Magnetic Anneal 910 furnace system that is utilized in the fabrication of nonvolatile semiconductor memory circuits and other devices. VSM also manufactures the Corona Polishing Head and the recently announced Wet-Q-2000 and TCS Flash Evaporator. VSM had revenues of $1,593,220, or 35% of net sales, during the current fiscal quarter compared to $522,102 in revenues for the same quarter in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $1,478,076, or 32.6% of net sales, in selling, general and administrative expenses in the fiscal quarter ending June 30, 2000 compared to $1,419,458, or 22% of net sales, for the same period in 1999. The majority of the selling, general and administrative expenses are related to marketing activities and general business activities. Marketing expenses were related to new products, sales development and a corporate name change.

GROSS PROFITS. Gross profits for the fiscal quarter ending June 30, 2000 were $285,135, or 6.3% of net sales, compared to $1,165,039, or 18% of net sales for the fiscal quarter ending June 30, 1999. The decline in gross profits resulted from a combination of lower net sales and increased expenses.

RESEARCH AND DEVELOPMENT. Research, development and engineering expenses were $603,236, or 13.3% of net sales, for the fiscal quarter ending June 30, 2000 compared to $278,766, or 4% of net sales, for the same fiscal quarter in 1999. The increase was due to costs incurred on the development of new products.

The Company expects that sales from the VSM products and CMP Solutions services will become a larger portion of the Company's revenues in the future, particularly with the recent introduction of the Corona Polishing Head, the Magnetic Anneal 910, the Wet-Q-2000 and the TCS Flash Evaporator, all of which are manufactured by VSM. However, as with all new products, the Company cannot predict what the products' sales will be.

LIQUIDITY AND CAPITAL RESOURCES

Prodeo believes it will need additional capital during this fiscal year to meet its funding needs, including repayment of debt obligations (described below), product development, and the continued costs of compliance with reporting requirements of the Securities Exchange Act of 1934. Prodeo has several lines of credit with banking institutions and private funding sources. Assuming the Company's revenues continue at their current level, Prodeo believes it's available credit lines will be adequate to support Prodeo's operations for the next 12 months. However, there can be no assurance that revenues will continue at their current level. If revenues are inadequate, there is no assurance that Prodeo will be able to attract additional capital or that the funds, if acquired, will be sufficient to complete and integrate acquisitions or meet Prodeo's product development or operating capital requirements.

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matures January 9, 2001, and is secured by substantially all assets of Prodeo. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. The current outstanding balance is approximately $650,000.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. The current outstanding balance is approximately $487,000.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which will expire on February 4, 2001. Interest is due monthly on the unpaid balance at 1.5%. The line is personally guaranteed by two Prodeo shareholders and two related companies.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At June 30, 2000, Prodeo owed approximately $600,000 under this line of credit.

Prodeo has issued convertible debentures of $80,000 at 6% interest and $182,500 at 9.5% interest. The 6% debentures are convertible any time before the two-year anniversary of their purchase and automatically convert into common shares at the two-year anniversary. The conversion price of 80% of the average five day closing bid prices as reported by Bloomberg, LP for the five days preceding conversion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risk exposure is changes in interest rates on the Company's debt obligations. For the current fiscal quarter, the Company has short-term debts with an effective overall interest rate of 19% compared to an interest rate of 38% for the same fiscal quarter in 1999.

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency, however, these expenses were less than 2% of net sales for the current fiscal quarter.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index following the signature page which is incorporated herein by reference.

(b)  Reports on Form 8-K:

On April 28, 2000, the Company filed a Form 8-K announcing under an Item 5 disclosure the departure of the Company's Chief Financial Officer Gloria Zemla and the appointment of the Company's Chief Financial Officer David A. Bays.

On May 2, 2000, the Company filed a Form 8-K announcing under an Item 5 disclosure that the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement dated March 31, 200, pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock to the corporate investor and the corporate investor paid the Company $1.5 million in immediately available funds.

On May 11, 2000, the Company filed a Form 8-K announcing under an Item 4 disclosure that the Company dismissed its accountants McGladrey & Pullen LLP and hired Deloitte & Touch LLP as its new accountants and auditors.

On June 12, 2000, the Company filed a Form 8-K announcing under an Item 5 disclosure that the Company changed its name from Sitek, Incorporated to Prodeo Technologies, Inc.

On June 12, 2000, the Company filed a Form 8-K announcing under an Item 4 disclosure a dispute with its former accountants McGladrey & Pullen LLP, which was not resolved at the time of its dismissal. The Company also filed under an
Item 7 disclosure a copy of McGladrey & Pullen LLP's letter to the Securities and Exchange Commission describing the dispute.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Prodeo Technologies, Inc.
                                       (Registrant)


Date: August 14, 2000                  By: /s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer



Date: August 14, 2000                  By: /s/ David A. Bays
                                           -------------------------------------
                                           David A. Bays
                                           Chief Financial Officer

                            PRODEO TECHNOLOGIES, INC.
                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


 Exhibit No.                                                     Incorporated by
Filed Herewith              Description                          Reference to:
---------------             -----------                          -------------
27                          Financial Data Schedule              Filed Herewith