Form 10-Q
period 2000-09-30
PRODEO TECHNOLOGIES INC
filed 2000-11-14
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________ to ___________

                        Commission File Number: 33-28417


                            PRODEO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                          86-0923886
    ----------------------------                              ----------------
    (State of other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)

 1817 West 4th Street, Tempe, Arizona                              85281
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (602) 921-8555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Sitek, Incorporated, Dentmart Group, Inc. and Elgin Corporation
        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,432,233 shares of common stock outstanding as of November 8, 2000.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets September 30, 2000
          and March 31, 2000                                                 3

        Consolidated Statements of Operations Three and
          Six Months ended September 30, 2000 and 1999 (unaudited)           4

        Consolidated Statement of Stockholders' Equity
          Three and Six Months ended September 30, 2000 (unaudited)          5

        Consolidated Statements of Cash Flows
          Six Months ended September 30, 2000 and 1999 (unaudited)           6

        Notes to Consolidated Financial Statements
          Three Months ended September 30, 2000 and 1999                     7

Item 2. Management's Discussion and Analysis of
          Financial Conditions and Results of Operations                    11

Item 3. Quantitative and Qualitative Disclosures about Market Risks         13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 6. Exhibits and Reports on Form 8-K                                    15

Signatures                                                                  16

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30,   March 31,
                                                                             2000          2000
                                                                          ----------    ----------
ASSETS                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                                    $  431,072    $  215,262
  Restricted Cash                                                          1,325,715     1,500,000
  Accounts receivable                                                      2,147,563     1,500,860
  Inventory                                                                4,113,241     3,418,979
  Prepaid expenses and other assets                                          100,487       115,614
  Deferred tax asset                                                         246,000       246,000
                                                                          ----------    ----------

           Total current assets                                            8,364,078     6,996,715

PROPERTY AND EQUIPMENT - Net of accumulated depreciation
  and amortization of $180,372 and $107,989                                  991,820       745,015
OTHER ASSETS                                                                  81,082        76,406
DEFERRED INCOME TAXES                                                         38,000        28,000
INTANGIBLES - Net                                                            451,910       497,752
                                                                          ----------    ----------

TOTAL                                                                     $9,926,890    $8,343,888
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Advances from related parties                                           $   53,632    $   60,941
  Notes payable                                                              650,000       600,000
  Accounts payable                                                         2,234,621     1,322,598
  Accrued expenses                                                         1,599,839     1,620,949
  VAT payable                                                                      0        19,665
  Income tax payable                                                         570,000       658,000
  Current portion of other borrowings                                      1,523,144       290,894
                                                                          ----------    ----------
           Total current liabilities                                       6,631,236     4,573,047
                                                                          ----------    ----------
OTHER LIABILITIES                                                             79,554        84,224
                                                                          ----------    ----------
OTHER BORROWINGS                                                              23,701     1,104,439
                                                                          ----------    ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized, 5,000,000 shares;
    issued, 250,000 shares; liquidation value, $1,500,000                      2,500         2,500
  Common stock, $.005 par value - authorized, 50,000,000 shares;
    issued and outstanding, 12,432,232 shares and 12,307,813 shares at
    September 30 and March 31, 2000, respectively                             62,161        61,606
  Additional paid-in capital                                               2,502,103     2,361,323
  Retained earnings                                                          625,635       156,749
                                                                          ----------    ----------
           Total stockholders' equity                                      3,192,399     2,582,178
                                                                          ----------    ----------

TOTAL                                                                     $9,926,890    $8,343,888
                                                                          ==========    ==========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For three and six months ended September 30, 2000 and 1999 (Unaudited)
--------------------------------------------------------------------------------

                                        Three Months Ended September 30  Six months Ended September 30
                                          ---------------------------     ----------------------------
                                             2000             1999            2000            1999
                                          -----------     -----------     -----------     ------------
NET SALES                                 $ 4,674,042     $ 6,592,619     $ 9,200,958       13,016,289

COST OF GOODS SOLD                          1,980,391       2,724,864       4,077,648        5,632,164
                                          -----------     -----------     -----------     ------------

           Gross profit                     2,693,651       3,867,755       5,123,310        7,384,125
                                          -----------     -----------     -----------     ------------
OPERATING EXPENSES:
  Selling, general and administrative       1,532,731       1,613,059       3,010,806        3,030,232
  Research and development                    506,884         386,328       1,110,120          667,137
                                          -----------     -----------     -----------     ------------

           Total operating expenses         2,039,615       1,999,387       4,120,926        3,697,369
                                          -----------     -----------     -----------     ------------

INCOME FROM OPERATIONS                        654,036       1,868,368       1,002,384        3,686,756
                                          -----------     -----------     -----------     ------------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs       (142,141)       (307,280)       (258,242)        (945,868)
  Miscellaneous income (expense)               23,855          41,839          76,744           27,078
                                          -----------     -----------     -----------     ------------

           Total expense - net               (118,286)       (265,441)       (181,498)        (918,790)
                                          -----------     -----------     -----------     ------------

INCOME BEFORE INCOME TAXES                    535,750       1,602,927         820,886        2,767,966

INCOME TAX EXPENSE                            226,000         659,800         352,000          915,800
                                          -----------     -----------     -----------     ------------

NET INCOME                                $   309,750     $   943,127     $   468,886     $  1,852,166
                                          ===========     ===========     ===========     ============
Income per common share:
  Basic                                   $      0.03     $      0.08     $      0.04     $       0.15
                                          ===========     ===========     ===========     ============
  Diluted                                 $      0.02     $      0.08     $      0.04     $       0.15
                                          ===========     ===========     ===========     ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED SEPTEMBER 30, 2000 (Unaudited)
--------------------------------------------------------------------------------

                                    PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                   -------------------    -----------------------   PAID-IN      RETAINED
                                   SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL      EARNINGS      TOTAL
                                   -------    --------    ----------    -------    ----------    --------    ----------
BALANCE,
  MARCH 31, 2000                   250,000    $  2,500    12,307,813    $61,606    $2,361,323    $156,749    $2,582,178

    Conversion of 6% debentures                               38,420        192        88,244                    88,436

    Net income                                                                                    468,886       468,886

Issuance of common shares stock                               85,999        363        52,536                    52,899
                                   -------    --------    ----------    -------    ----------    --------    ----------
BALANCE,
  SEPTEMBER 30, 2000               250,000    $  2,500    12,432,232    $62,161    $2,502,103    $625,635    $3,192,399
                                   =======    ========    ==========    =======    ==========    ========    ==========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                     2000            1999
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   468,886     $ 1,852,166
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   131,878          73,400
      Deferred taxes                                                  (10,000)       (185,000)
      Changes in assets and liabilities:
        Accounts receivable                                          (646,703)     (1,453,705)
        Inventory                                                    (694,262)      2,301,809
        Prepaid expenses and other assets                              10,451       1,413,649
        Advances from related parties                                  (7,309)       (227,477)
        Accounts payable                                              912,024          49,560
        Accrued expenses                                              (21,109)      1,420,244
        Income tax payable                                            (88,000)        814,000
        VAT payable                                                   (19,665)       (333,002)
        Change in restricted cash balance                             174,285
        Other liabilities                                              (4,672)        (41,025)
                                                                  -----------     -----------
           Net cash provided by operating activities                  205,804       5,684,619
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Related party advances                                                               15,511
  Purchase of VSM - net of cash                                                      (106,268)
  Purchase of property and equipment                                 (264,840)        (97,273)
  Payments on deposits
           Net cash used in investing activities                     (264,840)       (188,030)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments to bank                                                               (9,274,051)
  Borrowings from bank                                                 50,000       1,387,964
  Proceeds from other borrowings                                      244,705       4,000,000
  Repayments of other borrowings                                      (72,948)        (76,842)
  Proceeds from issuance of convertible debentures                                    182,500
  Issuance of common stock                                             53,091          72,000
                                                                  -----------     -----------
           Net cash provided by (used in) financing activities        274,848      (3,708,429)
                                                                  -----------     -----------
NET INCREASE IN CASH                                                  215,812       1,788,160
CASH, BEGINNING OF PERIOD 03/31/00                                    215,262             863
                                                                  -----------     -----------
CASH, END OF PERIOD 09/30/00                                      $   431,074     $ 1,789,023
                                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $    59,209
                                                                  ===========
  Cash paid for income taxes                                      $   440,000
                                                                  ===========
  Converted debt to stock                                         $    88,244
                                                                  ===========
  Financial purchase of trade booth                               $    68,000
                                                                  ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

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

     Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Prodeo's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Prodeo's financial position as of September 30, 2000 and its results of operations and its cash flows for the quarters ended September 30, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   ATSI STOCK SALE

     Effective August 1, 2000, the Company sold to ATSI's president and co-founder Julian Gates all of the outstanding stock of ATSI in exchange for future royalties on ATSI sales. All ATSI's pre-owned equipment inventory was transferred to Prodeo effective April 1, 2000. Mr. Gates terminated his employment with Prodeo and will continue to operate ATSI as a pre-owned equipment supplier. In addition, fixed assets with a net carrying value of $13,653 were included along with the ATSI stock, which were expensed through accelerated depreciation.

     The Company continues to operate its pre-owned equipment sales operations through Prodeo XS, division of the parent company. Prodeo believes it will be able to continue to develop this line of sales. However, in connection with the sale of ATSI to Mr. Gates, the Company released Mr. Gates from his obligation not to compete against the Company in the field of pre-owned equipment sales. Mr. Gates will be competing with the Company in the field of pre-owned equipment sales, for which the Company will receive a 5 percent royalty on all of ATSI's sales through January 2002. Although the Company believes it will continue to grow this line of business, there is no assurance how the sale of ATSI and Mr. Gates' departure will affect the Company's ability to compete.

3.   INVENTORIES.

     At September 30 and March 31, 2000, inventories consisted of the following:

                                                 SEPTEMBER 30,        MARCH 31,
                                                     2000               2000
                                                  -----------       -----------

Finished Goods                                    $   240,000
Raw materials                                         394,539       $   305,134
Work-in-process                                     1,730,065           287,988
Pre-owned equipment held for resale                 1,908,637         2,985,857
                                                  -----------       -----------

Total                                               4,273,241         3,578,979
Less allowance for obsolete inventories              (160,000)         (160,000)
                                                  -----------       -----------

Inventories - net                                 $ 4,113,241       $ 3,418,979
                                                  ===========       ===========

4.   EQUITY

     During the three-month period ending September 30, 2000, all of the 6% convertible debentures were converted into 38,420 common shares. The total value of the convertible debentures was $80,000 plus interest. In addition, three employees who left the Company during the three months ending September 30, 2000 exercised vested options for a total of 72,666 common shares. A total of 111,086 common shares were issued during the three months ending September 30, 2000.

5.   BASIC AND DILUTED EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the quarter ended September 30, 2000:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------    --------------------------
                                                   2000          1999           2000           1999
                                               -----------    -----------    -----------    -----------
NET INCOME                                     $   309,750    $   943,127    $   468,886    $ 1,852,166
STOCK ISSUANCE                                       1,662              0          3,901              0
                                               -----------                   -----------
                                               $   311,412                   $   472,787

WEIGHTED AVERAGE SHARES OUTSTANDING             12,377,390     12,307,818     12,358,527     12,291,989

EFFECT OF DILUTIVE SECURITIES

OPTIONS                                            528,786         41,667        737,526         25,000

CONVERTIBLE PREFERRED STOCK                        250,000              0        250,000              0

CONVERTIBLE DEBENTURE                               54,332         36,715         42,299         52,429

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     13,210,508     12,386,195     13,388,352     12,369,418


BASIC EARNINGS PER SHARE                       $       .03    $       .08    $       .04    $       .15

DILUTED EARNINGS PER SHARE                     $       .02    $       .08    $       .04    $       .15

     Warrants to purchase 20,000 and 4,562 shares of common stock at $6 and $5, respectively, per share were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding at September 30, 2000.

6.   COMMITMENTS AND CONTINGENCIES

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

     As September 30, 2000, the Company has recognized the maximum $1,262,500 in finder's fees.

     CONTINGENCIES - On April 1, 1999, the Company was named as a defendant in a lawsuit involving two separate claims by two plaintiffs. The first plaintiff alleges that he was not paid for consulting services, where trade secrets were misappropriated in conducting the reverse merger of Dentmart into the Company. The second plaintiff claims that he was wrongfully terminated. On January 10, 2000, the second plaintiff filed a Stipulation for Dismissal with Prejudice dropping his claims against the Company. On April 26, 2000, the first plaintiff filed a motion to amend his complaint alleging securities fraud involving the same set of facts set forth in his original complaint. The plaintiff demanded the value of 1,000,000 shares of the Company's capital stock and other damages to be proven at trial in his complaint. This suit was completely settled when the first plaintiff was paid $17,500 during the three months ending September 30, 2000.

     EMPLOYMENT AGREEMENT - The Company entered into a five-year employment agreement with its Chief Executive Officer under which if he is terminated without cause, the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary.

     PREFERRED STOCK - On March 29, 2000, the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock (the "Series A Preferred") to the corporate investor and the corporate investor paid the Company $1,500,000 in restricted cash. The Stock Purchase Agreement also provided for a possible future $1,500,000 investment by the corporate investor for additional shares, priced at the lower of $6.00 per share and the 30-day trading average immediately prior to the purchase, subject to certain conditions. The Series A Preferred is convertible to common stock at a certain exchange ratio, which is initially one-to-one, but which is subject to adjustment upon certain events. Under the Stock Purchase Agreement, the corporate investor was granted registration rights, rights of first refusal and co-sale, as well as Board observation rights. In addition to the equity investment, the Company entered into an agreement for the development of certain technology. The Company is required to use the proceeds of the investment in furtherance of such agreement. Restricted cash as of September 30, 2000 is $1,325,715.

7.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

     There are three reportable segments - Prodeo XS, CMP Solutions, and VSM. Prodeo XS, which took over the operations of ATSI, is in the business of buying and selling pre-owned semiconductor manufacturing equipment. CMP Solutions is in market development stages of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. In addition, CMP Solutions provides installation and refurbishing services for certain pre-owned CMP manufacturing tools. VSM is a supplier of wafer processing furnaces and complex, ultra high purity gas and vapor control systems used in the manufacturer of silicon wafers.

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

     Financial information with respect to the reportable segments follows for three and six months ended September 30, 2000 and September 30, 1999:

THREE MONTHS ENDED
SEPTEMBER 30, 2000                  PRODEO XS           CMP             VSM           TOTAL
------------------                 ------------     ------------     ----------    ------------
Revenue from external customers    $  1,648,000     $    688,319     $2,337,723    $  4,674,042
                                   ============     ============     ==========    ============

Segment Operating Income           $   (289,870)    $    167,914     $  775,992    $    654,036
Net Other (Expense) Income         $    (93,160)    $    (12,373)    $  (12,753)   $   (118,286)
Income before Income Taxes         $   (383,030)    $    155,541     $  763,238    $    535,749
Depreciation & Amortization        $     57,795     $     10,056     $    5,812    $     73,663


THREE MONTHS ENDED
SEPTEMBER 30, 1999                 PRODEO XS(1)         CMP             VSM            TOTAL
------------------                 ------------     ------------     ----------    ------------
Revenue from external customers    $  5,264,979     $     76,466     $1,251,175    $  6,592,619
                                   ============     ============     ==========    ============

Segment Operating Income           $  1,917,130     $   (212,313)    $  163,550    $  1,868,368
Net Other (Expense) Income         $   (251,835)    $    (15,269)    $    1,663    $   (265,441)
Income before Income Taxes         $  1,665,296     $   (227,582)    $  165,213    $  1,602,927
Depreciation & Amortization        $     30,854     $     11,487     $    6,384    $     48,725


SIX MONTHS ENDED
SEPTEMBER 30, 2000                 PRODEO XS(1)         CMP             VSM           TOTAL
------------------                 ------------     ------------     ----------    ------------
Revenue from external customers    $  4,465,500     $    804,515     $3,930,943    $  9,200,958
                                   ============     ============     ==========    ============

Segment Operating Income           $     26,848     $    (56,462)    $1,031,998    $  1,002,383
Net Other (Expense) Income         $   (177,809)    $      9,241     $  (12,929)   $   (181,498)
Income before Income Taxes         $   (150,962)    $    (47,221)    $1,019,068    $    820,885
Depreciation & Amortization        $     92,158     $     25,140     $   14,579    $    131,878


SIX MONTHS ENDED
SEPTEMBER 30, 1999                 PRODEO XS(1)         CMP             VSM           TOTAL
------------------                 ------------     ------------     ----------    ------------
Revenue from external customers    $ 11,118,176     $    124,836     $1,773,277    $ 13,016,289
                                   ============     ============     ==========    ============

Segment Operating Income           $  3,691,706     $   (374,079)    $  369,129    $  3,686,756
Net Other (Expense) Income         $   (896,021)    $    (24,192)    $    1,424    $   (918,790)
Income before Income Taxes         $  2,795,684     $   (398,271)    $  370,553    $  2,767,966
Depreciation & Amortization        $     44,196     $     18,912     $   10,292    $     73,400

----------
(1) Includes sales of ATSI prior to sale, see Note 2 to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Prodeo Technologies, Inc. (the "Company" or "Prodeo") began operations on July 14, 1998.

REVENUES. Net sales were $4,674,042 in the three months ended September 30, 2000, compared to $6,592,619 in the same period in 1999, a decline of 29.1%. For the six months ended September 30, 2000, net sales were $9,200,958 compared to $13,016,289 for the same period in 1999, a decline of 29.3%. The decline is due principally to lower revenues from sales of pre-owned semiconductor capital equipment which were $1,648,000 in the three months ended September 30, 2000 compared to $5,264,978 in the same period of 1999. However, manufacturing sales by wholly-owned subsidiary VSM Corporation ("VSM") for the three months ended September 30, 2000 rose 87% to $2,337,723 compared to $1,251,175 for the same period in 1999. VSM manufacturing sales represent 50% of total net sales in the fiscal quarter ended September 30, 2000 with sales of pre-owned equipment being 35%. During this same period in 1999, VSM was 19% of total net sales and pre-owned equipment was 80%. This change in the sales mix between pre-owned equipment sales versus VSM manufacturing sales this quarter and the six months ending September 30, 2000 reflects the Company's continued focus on VSM manufacturing sales.

On August 1, 2000, all outstanding shares of Advanced Technical Services, Inc. ("ATSI"), the wholly-owned subsidiary involved in pre-owned equipment sales, were sold to the ATSI president and co-founder Julian Gates. Mr. Gates terminated his employment with Prodeo and will continue to operate ATSI as a pre-owned equipment supplier. The pre-owned equipment in ATSI inventory was transferred to Prodeo as of April 1, 2000 in anticipation of the sale of ATSI. Prodeo continues to operate the pre-owned equipment sales operations through its parent company.

During the fiscal quarter ended September 30, 2000, CMP Solutions, Inc. ("CMP"), the Company's foundry subsidiary, continued in the development phase and made significant progress in its marketing activities and operations. CMP Solutions had revenues of $688,319 during the current fiscal quarter compared to $76,466 in the same period of 1999. Prodeo expects continued sales development for CMP Solutions during the coming months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $1,532,730, or 32.8% of net sales, in selling, general and administrative expenses in the fiscal quarter ending September 30, 2000 compared to $1,613,059, or 24.5% of net sales, for the same period in 1999. This percentage change is due to increased marketing and advertising of VSM products and lower sales of pre-owned equipment. The majority of the selling, general and administrative expenses are related to marketing activities and general business activities. Marketing expenses were related to new products and sales development.

NET INCOME. Net Income for the fiscal quarter ending September 30, 2000 was $309,750, or 6.6% of net sales, compared to $943,127, or 14.3% of net sales for the fiscal quarter ending September 30, 1999. The decline in net income resulted from a combination of lower net sales in pre-owned equipment, increased marketing and research and development expenses.

RESEARCH AND DEVELOPMENT. Research, development and engineering expenses were $506,884, or 13.3% of net sales, for the fiscal quarter ending September 30, 2000 compared to $386,328, or 5.8% of net sales, for the same fiscal quarter in 1999. The increase was due to costs incurred for the development of new products.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 Prodeo had cash of $431,072 available for general use and $1,325,715 of cash restricted to a specific development project, see note 6 to the financial statements. However, Prodeo believes it will need additional capital during the next twelve months to meet its funding needs, including repayment of debt obligations (described below), and product development.

Assuming the Company's revenues continue at their current level, Prodeo believes its available credit lines will be adequate to repay its debt obligations as they become due and to support Prodeo's operations for the coming 12 months. However, there can be no assurance that revenues will continue at their current level. If revenues are inadequate, Prodeo will seek funds by establishing additional credit lines and/or equity investment.

There is no assurance that Prodeo will be able to negotiate favorable lending terms or attract additional capital or that the funds, if acquired, will be sufficient to meet Prodeo's operating capital requirements. The Company has already established certain measures including reduction of expenses and delaying general corporate expenditures. As a contingency plan, if revenues are inadequate and financing is unavailable, the Company believes cost cutting measures along with the bulk sale of its portfolio of pre-owned equipment and spare parts, even at a discount, will be adequate to support the Company's operations and debt obligations. If the Company is required to implement its contingency plan, the Company would also be forced to slow its development of products, reduce its purchases of pre-owned equipment inventory and/or reduce its production of semiconductor equipment generally all of which could have a materially adverse effect on the Company.

Debt obligations in next two quarters:

       DUE DATE                LENDER             PRINCIPAL AMOUNT DUE
       --------                ------             --------------------
   January 9, 2001          Imperial Bank             $1,150,000.00
   February 4, 2001       TLD Funding Group           $  207,181.00
    March 31, 2001        TLD Funding Group           $  554,453.00
    April 28, 2001        TLD Funding Group           $  532,430.00

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matures January 9, 2001, and is secured by substantially all assets of Prodeo. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. The current outstanding balance as of October 31, 2000 is approximately $1,150,000 leaving $850,000 available.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 which was used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. The current outstanding balance is approximately $532,430. Company management has no intention of expanding this borrowing.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which will expire on February 4, 2001. Interest is due monthly on the unpaid balance of $207,181 as of September 30, 2000 at 1.5%. The line is personally guaranteed by two Prodeo shareholders and two related companies.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At September 30, 2000, Prodeo owed approximately $554,453 under this line of credit.

Prodeo issued two convertible debentures totaling $80,000 at 6% interest which were converted to 38,420 common shares during the three months ended September 30, 2000.

Prodeo also issued convertible debentures of $182,500 at 9.5% interest which are convertible into common stock at any time after one year from purchase through their maturity date of June 7, 2001. The debentures bear interest annually and may be paid in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 80% of the average of the five day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures are subject to a mandatory conversion feature on June 7, 2001, at which time all debentures outstanding will be converted to shares of common stock.

Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied in such forward looking statements. Such risks for Prodeo including but are no limited to, expected sales revenue levels, delays in research and development, inadequate funding, the availability of pre-owned equipment, customers' reactions to the Company's new proprietary equipment, the effect of Mr. Gates' departure from the Company and other such uncertainties. Some of these and other uncertainties and risk factors are discussed in greater detail in the Company's Form 10-K for the fiscal year ending March 31, 2000 filed with the Securities and Exchange Commission and available from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risk exposure is changes in interest rates on the Company's debt obligations. For the current fiscal quarter, the Company has short-term debts with an effective overall interest rate of 18.92% compared to an interest rate of 37.8% for the same fiscal quarter in 1999. The Company paid $94,445 interest for the three months ended September 30, 2000 and $178,724 interest for the six months ended September 30, 2000.

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency, however, these expenses were less than 1% of net sales for the current fiscal quarter an 1% for the six months ending September 30, 2000.

                                     PART II

ITEM 1: LEGAL PROCEEDINGS.

     Prodeo was named as a defendant in a lawsuit that was filed on April 1, 1999. The lawsuit involves two separate claims by two plaintiffs; EDMOND L. LONERGAN AND ROBERT F. RUSSO JR. V. SITEK, INCORPORATED, ET AL., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 99-05785. The first plaintiff, Edmond Lonergan, alleges that he was not paid for consulting services by Global Semiconductor Technologies, Inc., a company controlled by certain shareholders of Prodeo. Mr. Lonergan also claims that Global Semiconductor Technologies, Inc. and/or the other defendants misappropriated trade secrets. The second plaintiff, Robert Russo, Jr., was a former employee of Global Semiconductor Technologies, Inc. Mr. Russo claims that he was wrongfully terminated. The Company filed its answer denying these allegations and defended itself vigorously. Mr. Lonergan and Mr. Russo demanded the value of 1,000,000 shares of Prodeo's capital stock and other damages to be proven at trial in their complaint. Mr. Russo dropped his claim on January 10, 2000. Mr. Lonergan settled with the Company on August 23, 2000 for a payment of $17,500.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2000 Annual Meeting of Shareholders on August 28, 2000. The shareholders voted on three proposals at the Annual Meeting:

     1. The election of Don M. Jackson, Jr., Maurice Mc Gill, Daniel L. Shunk, and Howard R. Neff to the Board of Directors.

     2. The amendment of the Company's By-Laws to create two classes of Directors to service on staggered two year terms, with Mssrs. Shunk and McGill as class I directors whose terms shall expire at the next annual meeting and with Mssrs. Jackson and Neff as class II directors whose terms shall expire at the 2002 annual meeting of the stockholders, and

     3. The ratification of the appointment of Deloitte & Touche, LLP as auditors for the fiscal year ending March 31, 2001.

All three proposals were approved by the following margins:

                            VOTES IN         VOTES                    BROKER
                              FAVOR         OPPOSED   ABSTENTIONS    NON VOTES
                              -----         -------   -----------    ---------
PROPOSAL 1
 Don M. Jackson             7,601,823        475,407         0          0
 Maurice McGill             8,736,377        475,407         0          0
 Daniel L. Shunk            8,736,377        475,407         0          0
 Howard R. Neff             7,556,377        475,407         0          0
PROPOSAL 2 Amendment
 of By-Laws for two
 classes of directors       6,501,677      2,757,873     1,273          0
PROPOSAL 3 Ratification
 of Deloitte & Touche as
 Auditors                   9,259,560             50     1,213          0

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on From 8-K in the quarter covered by this 10-Q.

EXHIBITS:

     EXHIBIT NO.       DESCRIPTION
     -----------       -----------
        3.1          By-Laws as amended                 Filed herewith
        27           Financial Data Schedule            Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Prodeo Technologies, Inc.
                                       (Registrant)


Date: November 14, 2000                By: /s/ Dr. Don M. Jackson
                                           ------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer



Date: November 14, 2000                By: /s/ David A. Bays
                                           -------------------------------------
                                           David A. Bays
                                           Chief Financial Officer