Form 10-Q
period 2000-12-31
PRODEO TECHNOLOGIES INC
filed 2001-02-14
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________


                        Commission File Number: 33-28417


                            PRODEO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                             86-0923886
  (State of other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                   1817 West 4th Street, Tempe, Arizona 85281
               (Address of principal executive offices) (Zip Code)


                                 (480) 921-8555
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,678,232 shares of common stock outstanding as of February 6, 2001.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

        Consolidated Balance Sheets December 31, 2000 (unaudited) and
        March 31, 2000                                                         3

        Consolidated Statements of Operations Three and Nine Months ended
        December 31, 2000 and 1999 (unaudited)                                 4

        Consolidated Statement of Stockholders' Equity Three and Six Months
        ended December 31, 2000 (unaudited)                                    5

        Consolidated Statements of Cash Flows Nine Months ended
        December 31, 2000 and 1999 (unaudited)                                 6

        Notes to Consolidated Financial Statements Three Months ended
        December 31, 2000 and 1999 (Unaudited)                                 7

     Item 2. Management's Discussion and Analysis of Financial Conditions
             and Results of Operations                                        11

     Item 3. Quantitative and Qualitative Disclosures about Market Risks      13

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                                    15

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000 AND MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                              DECEMBER 31,       MARCH 31,
                                                                                 2000              2000
                                                                              ----------        ----------
                                                                              (Unaudited)
                                  ASSETS
CURRENT ASSETS:
  Cash                                                                        $  369,524        $  215,262
  Restricted cash                                                              1,308,940         1,500,000
  Accounts receivable                                                          3,271,627         1,500,860
  Inventory                                                                    2,978,565         3,418,979
  Prepaid expenses and other assets                                               80,969           115,614
  Deferred tax assets                                                            246,000           246,000
                                                                              ----------        ----------
       Total current assets                                                    8,255,625         6,996,715

PROPERTY AND EQUIPMENT - Net of accumulated depreciation
  and amortization of $224,869 and $152,809                                      964,220           745,015

OTHER ASSETS                                                                     111,752            76,406
DEFERRED INCOME TAXES                                                             38,000            28,000
INTANGIBLES - Net                                                                428,988           497,752
                                                                              ----------        ----------
TOTAL                                                                         $9,798,585        $8,343,888
                                                                              ==========        ==========

                      LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES:
  Advances from related parties                                               $   53,632        $   60,941
  Notes Payable                                                                1,800,000           600,000
  Accounts Payable                                                             2,073,545         1,322,598
  Accrued expenses                                                             1,071,094         1,620,949
  VAT payable                                                                         --            19,665
  Income tax payable                                                             188,160           658,000
  Current portion of other borrowings                                          1,532,053           290,894
                                                                              ----------        ----------
       Total current liabilities                                               6,718,484         4,573,047
                                                                              ----------        ----------

OTHER LIABILITIES                                                                 77,200            84,224
                                                                              ----------        ----------
OTHER BORROWINGS                                                                  31,669         1,104,439
                                                                              ----------        ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized, 5,000,000 shares; issued,
   250,000 shares; liquidation value, $1,500,000                                   2,500             2,500
  Common stock, $.005 par value - authorized, 50,000,000 shares; issued and outstanding, 12,486,232 shares and 12,307,813 shares at December 31
   and March 31, 2000 respectively                                                62,431            61,606
  Additional paid - in capital                                                 2,538,958         2,361,323
  Retained earnings                                                              367,343           156,749
                                                                              ----------        ----------

       Total stockholder's equity                                              2,971,232         2,582,178
                                                                              ----------        ----------

TOTAL                                                                         $9,798,585        $8,343,888
                                                                              ==========        ==========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
For the three months and nine months ended December 31, 2000 and 1999(Unaudited)
--------------------------------------------------------------------------------

                                          THREE MONTHS ENDED DECEMBER 31       NINE MONTHS ENDED DECEMBER 31
                                          ------------------------------       -----------------------------
                                              2000              1999               2000             1999
                                          ------------      ------------       ------------     ------------
NET SALES                                 $  4,692,550      $  5,492,171       $ 13,893,508     $ 18,508,460
COST OF GOODS SOLD                           3,328,510         2,396,517          7,406,158        8,028,681
                                          ------------      ------------       ------------     ------------

       Gross profit                          1,364,040         3,095,654          6,487,350       10,479,779
                                          ------------      ------------       ------------     ------------
OPERATING EXPENSES:
  Selling, general and administrative        1,295,546         1,670,092          4,306,352        4,700,324
  Research and development                     405,245           450,120          1,515,365        1,117,257
                                          ------------      ------------       ------------     ------------

       Total operating expenses              1,700,791         2,120,212          5,821,717        5,817,581
                                          ------------      ------------       ------------     ------------

(LOSS)/INCOME FROM OPERATIONS                 (336,751)          975,442            665,633        4,662,198
                                          ------------      ------------       ------------     ------------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs        (144,886)         (126,889)          (403,128)      (1,072,757)
  Miscellaneous income (expense)                24,345            14,566            101,089           41,644
                                          ------------      ------------       ------------     ------------

       Total expenses - net                   (120,541)         (112,323)          (302,039)      (1,031,113)
                                          ------------      ------------       ------------     ------------

(LOSS)/INCOME BEFORE INCOME TAXES             (457,292)          863,119            363,594        3,631,085

INCOME TAX (BENEFIT)/ PROVISION               (199,000)          314,000            153,000        1,229,800
                                          ------------      ------------       ------------     ------------

NET (LOSS)/ INCOME                        $   (258,292)     $    549,119       $    210,594     $  2,401,285
                                          ============      ============       ============     ============
(LOSS)/INCOME PER COMMON SHARE
  Basic                                   $      (0.02)     $       0.04       $       0.02     $       0.20
                                          ============      ============       ============     ============

  Diluted                                 $      (0.02)     $       0.04       $       0.02     $       0.19
                                          ============      ============       ============     ============

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED DECEMBER 31, 2000 (Unaudited)
--------------------------------------------------------------------------------

                                        PREFERRED STOCK            COMMON STOCK         ADDITIONAL
                                    -----------------------   -----------------------    PAID-IN      RETAINED
                                      SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL      EARNINGS      TOTAL
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE MARCH 31, 2000               250,000       $2,500     12,307,813    $ 61,606    $2,361,323    $ 156,749   $2,582,178
  Conversion of 6% debentures                                     38,420         192        88,244                    88,436
  Net Income                                                                                            210,594      210,594
  Issuance of common shares stock                                139,999         633        89,391                    90,024
                                     -------       ------     ----------    --------    ----------    ---------   ----------

BALANCE DECEMBER 31, 2000            250,000       $2,500     12,486,232    $ 62,431    $2,538,958    $ 367,343   $2,971,232
                                     -------       ------     ----------    --------    ----------    ---------   ----------

See notes to consollidated financial statements

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (Unaudited)
--------------------------------------------------------------------------------

                                                                     DECEMBER 31,       DECEMBER 31,
                                                                        2000               1999
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $    210,594       $  2,401,285
 Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                          200,670            122,228
  Stock issued for services                                               37,125                 --
  Deferred taxes                                                         (10,000)          (165,000)
  Changes in assets and liabilities:
    Accounts receivable                                               (1,770,767)        (1,297,138)
    Inventory                                                            440,414          1,735,187
    Prepaid expenses and other assets                                       (701)         1,482,227
    Advances from related parties                                         (7,309)          (327,477)
    Accounts payable                                                     750,947            907,441
    Accrued expenses                                                    (541,418)         1,084,729
    Income tax payable                                                  (469,840)           983,000
    VAT payable                                                          (19,665)          (816,202)
    Restricted cash                                                      191,060                 --
    Other liabilities                                                     (7,024)          (224,490)
                                                                    ------------       ------------
           Net cash (used in) provided by operating activities          (995,914)         5,885,790
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Related party advances                                                       --              6,645
 Purchase of VSM - net of cash                                                --           (106,268)
 Purchase of property and equipment                                     (238,070)          (337,258)
 Payments on deposits                                                         --                 --
           Net cash used in investing activities                        (238,070)          (436,881)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments to bank                                                           --        (10,564,579)
 Borrowings from bank                                                  1,200,000          1,387,964
 Proceeds from other borrowings                                          176,989          4,000,000
 Repayments of other borrowings                                          (41,642)           (77,956)
 Proceeds from issuance of convertible debentures                             --            182,500
 Issuance of common stock                                                 52,899             72,000
                                                                    ------------       ------------
           Net cash provided by (used in) financing activities         1,388,246         (5,000,071)
                                                                    ------------       ------------

NET INCREASE IN CASH                                                     154,262            448,838
CASH, BEGINNING OF PERIOD 03/31/00                                       215,262                863
                                                                    ------------       ------------
CASH, END OF PERIOD 12/31/00                                        $    369,524       $    449,701
                                                                    ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                             $    133,767
                                                                    ============
 Cash paid for income tax                                           $    632,840
                                                                    ============
 Conversion of debentures into common stock                         $     88,436
                                                                    ============
 Financed purchase of fixed assets                                  $    113,041
                                                                    ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

1. BASIS OF PRESENTATION

     The interim Consolidated Financial Statements of Prodeo Technologies, Inc. ("Prodeo" or the "Company") include the accounts of Prodeo and all of its divisions, CMP Solutions, Inc. ("CMP Solutions"), VSM Corporation ("VSM") and Prodeo XS. Prodeo XS includes financials for the period of April through July 2000 for the then owned Advanced Technology Services, Inc. ("ATSI"). This information should be read in conjunction with the financial statements set forth in the Prodeo Annual Report on Form 10-K for the year ended March 31, 2000.

     Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Prodeo's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Prodeo's financial position as of December 31, 2000 and its results of operations and its cash flows for the three and nine month periods ended December 31, 2000 and 1999 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2. INVENTORIES

     At December 31 and March 31, 2000, inventories consisted of the following:

                                                   DECEMBER 31,       MARCH 31,
                                                      2000              2000
                                                   -----------      -----------
Raw materials                                      $   699,880      $   305,134
Work-in-progress                                       583,409          287,988
Pre-owned equipment held for resale                  1,855,276        2,985,857
                                                   -----------      -----------

Total                                                3,138,565        3,578,979
Less allowance for obsolete inventories               (160,000)        (160,000)
                                                   -----------      -----------

Inventories - net                                  $ 2,978,565      $ 3,418,979
                                                   ===========      ===========

3. EQUITY

     During the three-month period ending December 31, 2000, 18,000 restricted common shares were issued to each of the three outside members of the Board of Directors for a total of 54,000 shares. The shares represent the entire director fee compensation for the 2000 calendar year. Compensation expense of $37,125 relating to common stock issued to outside Directors were recorded in the three and nine months ending December 31, 2000.

4. BASIC AND DILUTED EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the three and nine months ended 12-31-99 and the nine months ended 12-31-2000. Earnings per share amounts for the three months ended 12-31-2000 are calculated using only the weighted average shares of 12,452,776. Options to purchase common stock and shares to be issued upon conversion of the preferred stock and convertible debentures totaling 310,000 were not used computing diluted for EPS because the result would be antidilutive.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31,
                                              ----------------------------   ----------------------------
                                                  2000            1999           2000            1999
                                              ------------    ------------   ------------    ------------
NET INCOME                                     $  (258,292)    $   549,119    $   210,594     $ 2,401,285
INTEREST ON CONVERTIBLE DEBENTURE                    1,573               0          5,474               0
                                               -----------     -----------    -----------     -----------
                                               $  (256,719)                   $   216,068

WEIGHTED AVERAGE SHARE OUTSTANDING              12,452,776      12,307,813     12,382,171      12,297,302

EFFECT OF DILUTIVE SECURITIES
OPTIONS                                                  0         888,192      1,175,000         591,942

PREFERRED STOCK                                          0               0        250,000               0

CONVERTIBLE DEBENTURE                                    0          68,143         60,000          49,015

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     12,452,776      13,264,146     13,867,171      12,938,259

BASIC (LOSS) EARNINGS PER SHARE                $      (.02)    $       .04    $       .02     $       .20

DILUTED (LOSS) EARNINGS PER SHARE              $      (.02)    $       .04    $       .02     $       .19

     Warrants to purchase 20,000 and 4,562 shares of common stock at $6 and $5 per share, respectively, were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding as of December 31, 2000.

5.   COMMITMENTS AND CONTINGENCIES

     FINDER'S FEE AGREEMENT - Effective May 20, 1999, the Company agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is 15 percent of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. The maximum finder's fee under the agreement is $1,262,500. As of December 31, 2000, Bruar Associates was owed $85,519, the remaining final amount to complete our obligations, which was paid in full on January 26, 2001.

     EMPLOYMENT AGREEMENT - The Company entered into a five-year employment agreement with its Chief Executive Officer under which the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary if he is terminated without cause.

     PREFERRED STOCK - On March 29, 2000, the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock (the "Series A Preferred") to the corporate investor and the corporate investor paid the Company $1,500,000 in restricted cash. The Stock Purchase Agreement also provided for a possible future $1,500,000 investment by the corporate investor for additional shares, priced at the lower of $6.00 per share or the 30-day trading average immediately prior to the purchase, subject to certain conditions. The Series A Preferred is convertible to common stock at a certain exchange ratio, which is initially one-to-one, but which is subject to adjustment upon certain events. Under the Stock Purchase Agreement, the corporate investor was granted registration rights, rights of first refusal and co-sale, as well as Board observation rights. In addition to the equity investment, the Company entered into an agreement for the development of certain technology. The Company is required to use the proceeds of the investment in furtherance of such technology development obligations. Restricted cash as of December 31, 2000 is $1,308,940. Through December 31, 2000, the Company has incurred costs totaling $191,060 related to the development of this technology.

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

     Financial information with respects to the reportable segments follows for three and nine months ended December 31, 2000 and December 31, 1999:

Three Months Ended
December 31, 2000                      PRODEO XS(1)            CMP                VSM              TOTAL
-----------------                      ------------       ------------       ------------       ------------
Revenue from customers                 $    341,059       $    117,428       $  4,234,063       $  4,692,550
                                       ============       ============       ============       ============

Segment operating income               $ (1,106,669)      $   (162,319)      $    932,237       $   (336,751)
Net other (expense) income             $    (76,913)      $     (5,471)      $    (38,157)      $   (120,541)
Income (Loss) before income taxes      $ (1,183,582)      $   (167,790)      $    894,080       $   (457,292)
Depreciation & amortization            $     45,465       $     14,501       $      8,826       $     68,792


Three Months Ended
December 31, 1999                      PRODEO XS(1)            CMP                VSM              TOTAL
-----------------                      ------------       ------------       ------------       ------------
Revenue from customers                 $  4,301,784       $     39,976       $  1,150,411       $  5,492,171
                                       ============       ============       ============       ============

Segment operating income               $  1,256,247       $   (387,764)      $    106,959       $    975,442
Net other (expense) income             $    (99,122)      $    (12,860)      $       (341)      $   (112,323)
Income(Loss) before income taxes       $  1,157,123       $   (400,624)      $    106,620       $    863,119
Depreciation & amortization            $     23,596       $     14,174       $      7,496       $     45,266


Nine months Ended
December 31, 2000                      PRODEO XS(1)            CMP                VSM              TOTAL
-----------------                      ------------       ------------       ------------       ------------
Revenue from customers                 $  4,806,559       $    921,943       $  8,165,006       $ 13,893,508
                                       ============       ============       ============       ============

Segment operating income               $ (1,079,821)      $   (218,781)      $  1,964,235       $    665,633
Net other (expense) income             $   (254,723)      $      3,770       $    (51,086)      $   (302,039)
Income(Loss) before income taxes       $ (1,334,543)      $   (215,011)      $  1,913,148       $    363,594
Depreciation & amortization            $    137,624       $     39,641       $     23,405       $    200,670


Nine months Ended
December 31, 1999                      PRODEO XS(1)            CMP                VSM              TOTAL
-----------------                      ------------       ------------       ------------       ------------
Revenue from customers                 $ 15,419,957       $    164,812       $  2,923,691       $ 18,508,460
                                       ============       ============       ============       ============

Segment operating income               $  4,947,949       $   (761,843)      $    476,092       $  4,662,198
Net other (expense) income             $   (995,143)      $    (37,052)      $      1,082       $ (1,031,113)
Income(Loss) before income taxes       $  3,952,807       $   (798,895)      $    477,173       $  3,631,085
Depreciation & amortization            $     71,354       $     33,086       $     17,788       $    122,228

(1) Includes sales of ATSI prior sales, see note 2 to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. Net sales were $4,692,550 for the three months ended December 31, 2000, compared to $5,492,171 in the same period in 1999, a decline of 14.5%. For the nine months ended December 31, 2000, net sales were $13,893,508 compared to $18,508,460 for the same period in 1999, a decline of 24.9%. The decline is due principally to lower revenues from sales of pre-owned semiconductor capital equipment which were $341,059 in the three months ended December 31, 2000 compared to $4,301,784 in the same period of 1999. However, manufacturing sales by wholly-owned subsidiary VSM Corporation ("VSM") for the three months ended December 31, 2000 rose 87% to $4,234,063 compared to $1,150,411 for the same period in 1999. VSM manufacturing sales represent 90% of total net sales in the fiscal quarter ended December 31, 2000, with sales of pre-owned equipment being 6.7%. During this same period in 1999, VSM was 21% of total net sales and pre-owned equipment was 78%. This change in the sales mix between pre-owned equipment sales versus VSM manufacturing sales this quarter and the nine months ending December 31, 2000 reflects the Company's continued focus on VSM manufacturing sales.

During the fiscal quarter ended December 31, 2000, CMP Solutions, Inc. ("CMP"), the Company's foundry subsidiary, continued in its development of sales and a customer base. CMP Solutions had revenues of $117,428 during the current fiscal quarter compared to $39,976 in the same period of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $1,295,546 or 28% of net sales, in selling, general and administrative expenses in the fiscal quarter ending December 31, 2000 compared to $1,670,092, or 30% of net sales, for the same period in 1999. The majority of the selling, general and administrative expenses are related to marketing and advertising and general business activities.

RESEARCH AND DEVELOPMENT. Research, development and engineering expenses were $405,245, or 9% of net sales, for the fiscal quarter ended December 31, 2000 compared to $450,120, or 8.2% of net sales, for the same fiscal quarter in 1999.

NET LOSS. Net Loss for the fiscal quarter ending December 31, 2000 was ($258,292) compared to a net income of $549,119, or 10% of net sales for the fiscal quarter ending December 31, 1999. The net loss resulted from lower sales in pre-owned equipment and reduced gross profit due to a combination of higher source costs and inaccurate product quotations to customers which underestimated the cost of goods sold. The product quotation system that resulted in faulty quotations has been revised with a new automated configurator and improved procedures to prevent any similar errors in the future.

With the general slowdown in the semiconductor sector last quarter, several prospective customers, particularly in pre-owned equipment, delayed their purchasing decisions until after the calendar year end. Prodeo anticipates certain sales activities will re-vitalize in the first quarter of the 2001 calendar year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000 Prodeo had cash of $369,524 available for general use and $1,308,940 of cash restricted to a specific development project, see Note 5 to the financial statements. Prodeo will need additional capital during the next twelve months to meet its needs, including repayment of debt obligations (described below), and product development.

     Assuming the Company's sales revenue continue at their current levels, the Company believes it will be able to support its operating costs and immediately pay off part, but not all, of its long term debt as it becomes due. The Company is currently discussing opening an increased revolving line of credit with current and new lending institutions that would allow the Company to restructure its long term debt obligations.

     There is no assurance that Prodeo will be able to negotiate favorable lending terms, or that the funds, if acquired, will be sufficient to meet Prodeo's operating costs and long term debt obligations. The Company has implemented certain cost control measures including reduction of expenses and delaying certain general corporate expenditures. As a contingency plan, if revenues are inadequate and restructuring the long term debt is unavailable or delayed, the Company plans to use its available cash to pay off part of the long term debt obligation and believes it will be able to sell its portfolio of pre-owned equipment and spare parts inventories based on current bids from brokers at a price that would cover the remainder of the long term debt obligations. If the Company is required to implement its contingency plan, the Company would be forced to slow its development of products, reduce its purchases of pre-owned equipment inventory and/or reduce its production of semi-conductor equipment generally, all of which could have a materially adverse effect on the Company.

Debt obligations in next quarter:

      DUE DATE               LENDER                 PRINCIPAL AMOUNT DUE
      --------               ------                 --------------------
    March 9, 2001          Imperial Bank               $1,800,000
    February 28, 2001      TLD Funding Group           $  207,181
    March 31, 2001         TLD Funding Group           $  554,453
    April 28, 2001         TLD Funding Group           $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matures March 9, 2001, and is secured by substantially all assets of Prodeo. The maturity date of the note was extended 60 days by Imperial Bank from January 9 to March 9, 2001 to provide additional time to renew the revolving line of credit. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. The current outstanding balance as of January 31, 2001 is approximately $1,800,000 leaving $200,000 available.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 which was used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. The current outstanding balance is $532,430. Company management has no intention of expanding this borrowing.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which will expire on February 28, 2001. The maturity date of the note was extended from February 5 to February 28, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of December 31, 2000 at 1.5%. The line is personally guaranteed by two Prodeo shareholders and two related companies.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At January 31, 2001, Prodeo owed approximately $554,453 under this line of credit.

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

Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied in such forward looking statements. Such risks for Prodeo including but are no limited to, expected sales revenue levels, delays in research and development, inadequate funding, the availability of pre-owned equipment, customers' reactions to the Company's new proprietary equipment and other such uncertainties. Some of these and other uncertainties and risk factors are discussed in greater detail in the Company's Form 10-K for the fiscal year ending March 31, 2000 filed with the Securities and Exchange Commission and available from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risk exposure is changes in interest rates on the Company's debt obligations. For the current fiscal quarter, the Company has short-term debts with an effective overall interest rate of 17.22% compared to an interest rate of 21.03% for the same fiscal quarter in 1999. The Company paid $140,177 interest for the three months ended December 31, 2000 and $318,901 interest for the nine months ended December 31, 2000.

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency, however, these expenses were less than 1% of net sales for the current fiscal quarter an 1% for the nine months ending December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

          There were no reports filed on From 8-K in the quarter covered by this 10-Q.


     (b) EXHIBITS.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Prodeo Technologies, Inc.
                                            (Registrant)


Date: February 14, 2001                By: /s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer



Date: February 14, 2001                By: /s/ David A. Bays
                                           -------------------------------------
                                           David A. Bays
                                           Chief Financial Officer