Form 10-K405
period 2001-03-31
PRODEO TECHNOLOGIES INC
filed 2001-07-17
CIK 849862

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

                        1919 West Fairmont Drive, Suite 2
                              Tempe, Arizona 85282
                    (Address of principal executive offices)

                    Issuer's telephone number: (602) 431-0444

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing bid price of the registrant's Common Stock as reported on the OTC Bulletin Board on June 18, 2001 was approximately $3,803,470. Shares of Common Stock held by each officer and director and by each person who owns 30% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive. The number of outstanding shares of the registrant's Common Stock on June 18, 2001 was 12,678,232

                            PRODEO TECHNOLOGIES, INC.
                             FORM 10-K ANNUAL REPORT
                            YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    1
ITEM 2.  PROPERTIES .......................................................    5
ITEM 3.  LEGAL PROCEEDINGS ................................................    5
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    5

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .....    6
ITEM 6.  SELECTED FINANCIAL DATA ..........................................    7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ........................................    8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................   14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE .........................................   14

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............   14
ITEM 11. EXECUTIVE COMPENSATION ...........................................   14
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   14
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   14

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...   14

SIGNATURES ................................................................   15

FINANCIAL STATEMENTS ......................................................  F-1

EXHIBITS ..................................................................  E-1

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Prodeo Technologies, Inc., a Delaware corporation ("Prodeo") (the "Company") manfactures and sells semiconductor manufacturing equipment and provides certain wafer processing foundry services for the semiconductor electronics manufacturing industry. As of March 31, 2001, Prodeo consisted of three operating divisions: Product Operations (formerly VSM Corporation), Foundry Operations (formerly CMP Solutions, Inc.) and Prodeo XS, all located in Tempe, Arizona.

The Product Operations division manufactures and sells thermal systems and ultra high purity gas and liquid control systems used in semiconductor manufacturing. This division was formerly VSM Corporation, ("VSM") which was acquired by Prodeo in April 1999. The Foundry Operations division is in the market development stage and currently provides chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. This division was formerly CMP Solutions. Prodeo XS buys and sells pre-owned semiconductor manufacturing equipment. This division was formed when Advanced Technology Services, Inc. ("ATSI") was sold.

Prodeo's executive offices are located at 1919 West Fairmont Drive, Suite 2; Tempe, Arizona 85282 and its telephone number is 602-431-0444. The Prodeo website address is www.prodeotech.com.

ORGANIZATIONAL HISTORY AND STRUCTURE

Although Prodeo was incorporated in Delaware on June 30, 1998 under the name Sitek, Incorporated, its predecessor, the Elgin Corporation had been in existence for over 10 years. Until merging with Prodeo, Elgin Corporation and its successors were dormant and did not engage in any commercial operations. The Elgin Corporation, incorporated in Delaware on April 5, 1989, entered into a merger from which the ultimate surviving corporation was Dentmart Group, Inc. on February 15, 1991.

On July 14, 1998, Dentmart then merged into and became part of its wholly-owned subsidiary, Sitek. Sitek, then entered into a Stock Purchase Agreement with CMP Solutions, Inc. to acquire all of its outstanding stock and create a wholly-owned subsidiary on July 14, 1998. Sitek formed Advanced Technology Services, Inc. as a wholly-owned subsidiary in July 1998 to conduct the Company's interest in purchasing and reselling pre-owned semiconductor manufacturing tools and systems. Sitek acquired VSM as a wholly-owned subsidiary on April 28, 1999 when it purchased all of the outstanding stock of VSM.

VSM brought proprietary products, services, equipment manufacturing, design and engineering capabilities to the Company as well as on-going sales revenues. VSM was acquired for cash obtained through short-term debt financing. VSM manufactures and re-manufactures semiconductor process equipment and subassemblies, including ultra-pure gas and chemical handling systems and thermal systems used in semiconductor wafer manufacturing operations.

VSM's capabilities include large frame fabrication, machining, system assembly and ultra clean tubing welding and clean-room assembly operations. The VSM division performs equipment refurbishment, which complements both the VSM business as well as the Company's pre-owned equipment business.

On June 5, 2000, Sitek, Incorporated changed its name to Prodeo Technologies, Inc. and later organized the Company into three operating divisions: Product Operations (VSM Corporation), Foundry Operations (CMP Solutions) and Prodeo XS (Pre-owned Equipment).

PRODUCT OPERATIONS

The Product Operations division manufactures, markets, sells and installs the following products:

Corona Polishing Head: This product is a polishing head retrofit to the IPEC 472 CMP tool. "CMP" refers to the term "chemical mechanical planarization," a important process by which surface films on a silicon wafer (or "chip") are made uniformly flat on a microscopic scale to make it possible to fabricate several layers of interconnecting metal (conductor) patterns on highly complex integrated circuits. The process is applied to both insulator (various oxide, nitride and organic) films and metal films (generally tungsten or copper). In addition, the CMP process is being used in optical circuits and new "micro-mechanical" ("MEMS") devices. The Corona Polishing Head improves the polishing processes on the surface film of the silicon wafer by the IPEC 472 CMP. It allows manufacturers using the IPEC 472 CMP to upgrade the equipment rather than purchase new equipment. It is estimated that at least 300 units of the IPEC 472 CMP tools are installed in the field. The Corona Polishing Head has been demonstrated to increase machine throughput and to reduce wasted area at the edges of the wafers.

Thermal Systems: Product Operations offers a series of new and re-manufactured horizontal diffusion and low pressure thermal systems for processing 100-200 mm semiconductor wafers. In addition, the Company's turn-key solutions provide guaranteed process results along with custom and semi-custom furnace designs and refurbishments to meet the customer's needs. Recently, the new H6000 line of Horizontal Furnaces was announced to target the emerging device market such as MEMS and optical components. MEMS are miniature devices that combine electrical and mechanical components on the same chip. Optical components are micro miniature light transmission devices used in fiber optic networks. These new thermal systems are designed to be a cost-effective, small-batch and small-footprint manufacturing solution.

Magnetic Anneal Model 910: The Magnetic Anneal Model 910 system is a furnace that aligns the magnetic polarization of films on silicon wafers used in manufacturing non-volatile memory products. We continue to focus on increasing the magnetic field strength of the system in order to serve a wider range of customers and compete with current competitors, who have limited their systems to single wafer processing. This product will process batches of more than 25 silicon wafers at a time. We have filed patent applications with the U.S. Patent and Trademark Office for protection of the intellectual property associated with this product.

Fluid Delivery Systems: These products are utilized for storage, control and delivery of ultra-high purity chemicals. Within the fluid delivery system market segment, Product Operations serves several areas including gas cylinder cabinets, valve manifold boxes (VMBs), valve manifold panels (VMPs), bulk chemical delivery systems, gas sticks, weldments, and on-tool gas panels.

TCS Flash Evaporator: This product is used for silicon chemical vapor deposition ("CVD") applications. TCS is the short name for trichlorosilane, which is the commonly used starting material for the CVD of silicon films. The TCS Flash Evaporator precisely meters liquid TCS to the reactor in very small amounts and replaces cumbersome and poorly controlled hydrogen `bubbler' units. This product was only recently introduced to the market.

Reliability Toolkit: We acquired the rights to an advanced machine reliability tracking software system, "The Reliability Toolkit," that will be marketed to both semiconductor and non-semiconductor equipment suppliers and users. The Company commenced marketing this product the first quarter of 2001. The license rights were purchased from Inrel, Inc.

FOUNDRY OPERATIONS

Foundry Operations currently provides CMP processing of wafers for semiconductor manufacturers on an outsource basis. This division continues to be the only non-university CMP service available to semiconductor manufacturers. This foundry serves to fabricate products for small and/or emerging circuit and micromechanical device manufacturers. In the long term, the Company plans to offer other foundry services in support of semiconductor manufacturers. This division continues its sales market development through direct contact and mailings to corporate customers and new prospects.

PRODEO XS

This division is in the business of purchasing and reselling pre-owned semiconductor manufacturing tools and systems. The worldwide pre-owned semiconductor equipment market is estimated by Surplus Equipment Consortium Network, Inc. (SEC/N) to have reached approximately $2.0 billion in sales for calendar year 2000.

In April 1999, the Company purchased the majority of the manufacturing equipment in the Fujitsu Semiconductor plant in Durham County, United Kingdom for $5.2 million. This equipment is stored in a United Kingdom warehouse and has been sold as units and systems over the past two years. During the fiscal year ending March 31, 2001, this division had over $5.3 million in sales from the sale of the U.K. inventory and open market purchases. The Company has sold approximately 80% of the U.K. purchase and continues to seek other opportunities to acquire equipment.

MARKETS

THERMAL SYSTEMS: This market is dominated primarily by Silicon Valley Group/Thermco, which has approximately 60% market share. With the reduced demand for semiconductor equipment worldwide during the first quarter 2001 calendar year, it remains to be seen how thermal products and their markets will perform and the various competitors are positioned at year end. The Company announced recently a new line of thermal systems that addresses certain manufacturing processing issues that will improve cost effectiveness and production. Furthermore, these new thermal systems are directed at new and emerging markets, which we believe will open opportunities for us to reach new customers.

Prodeo distinguishes itself from its thermal system competitors by providing turn-key solutions with guaranteed process results. Prodeo also designs and refurbishes custom and semi-custom furnaces that are tailored to meet customer needs. In addition, Prodeo has designed and developed a proprietary lamp heated, rapid batch system with or without magnetic anneal capabilities. The Company sees broad utilization for these tools and their unique design and will be developing their markets with specific products in the coming months.

FLUID DELIVERY SYSTEMS: Within the fluid delivery system market, the main segments Prodeo serves are gas cylinder cabinets, valve manifold boxes, valve manifold panels, bulk chemical delivery systems, gas sticks, weldments and on-tool gas panels. These segments are dominated primarily by Kinetics Fluid Systems, a subsidiary of United States Filter Corporation. Although this market is very competitive, Prodeo has enhanced its technical capabilities, design tools and methodologies, processing tools, and the quality of its products to keep competitive and is gaining market share. Additionally, Prodeo has contracted with strategic customers and their products to meet the broadening market requirements. Prodeo is also concentrating its efforts to develop advanced new products to serve niche markets, such as its new TCS Flash Vaporizer system for epitaxial reactors.

FOUNDRY SERVICES: Although there are several types of foundry services, Prodeo is currently focused on the CMP market. We believe our Foundry Operations division serving the CMP market is the only ongoing, full time supplier of this service. This division serves markets that require one to three CMP cycles such as optical devices or micro-machines. Demands from small and emerging semiconductor manufacturers have increased due to outsourcing. We expect this trend to continue so that manufacturers can avoid the high cost of purchasing expensive CMP equipment and hiring highly trained technicians.

PRE-OWNED EQUIPMENT: Prodeo XS competes in a worldwide new and pre-owned semiconductor equipment market that reached $48.0 billion in revenues in the calendar year 2000. The pre-owned equipment market segment reached $2.0 billion in revenues according to SEC/N. We believe the pre-owned equipment market will continue to grow over the next several years due to the demand for semiconductor products and the development of new manufacturing sources.

MARKETING

Prodeo expanded its sales and marketing staff during the past year. We have contracted for sales representatives (non-employee) in key locations around the world. The Company now has five additional sales representatives for a total of nine covering the covering the United States, Canada and Mexico. In addition, we have three representatives covering the United Kingdom and Europe. We have a representative covering China and are negotiating with three more to cover Southeast Asia including Japan and South Korea. Including the three sales representatives under negotiation, we will have a total sales staff of sixteen. Prodeo sales for the year were distributed among a global market for all types of equipment sales and services, with 24% of Prodeo's sales in the Pacific rim, 3% in Europe and 73% in the United States, Mexico and Canada.

Because Prodeo invoices in U.S. dollars, there were no foreign currency exchange issues related to sales in fiscal year 2001.

RESEARCH AND DEVELOPMENT

The applied engineering and product development operations in Prodeo consist of fourteen professionals, all of whom hold degrees ranging from bachelor to doctorate degrees and have between nine and twenty one years experience in development, testing and market introduction of semiconductor manufacturing products. The in-house staff is sometimes supplemented by outside consultants and engineers with special expertise on an as needed basis.

Prodeo's research and development efforts focus on product design and development and process engineering. Each project has a business objective. The Company is not positioned to do pure research. However, the Company actively seeks out potential corporate and university partners for joint product development programs.

Expenditures for applied development in fiscal 2001 totaled $1,947,350 as opposed to $1,755,387 in fiscal 2000. The Company expects to budget approximately 10% of sales revenues to fund development projects, and plans to actively solicit development funding from U.S. government agencies and other sources.

COMPETITION

THERMAL SYSTEMS: There are three major competitors for the Prodeo Thermal Systems business: Silicon Valley Group/Thermco, Amtech and MRL Industries. This market is extremely competitive with large competitors known to compete with low prices. The Company believes that its staff, with fabrication plant experience and knowledge of process control, gives Prodeo a competitive edge in flexibility and know-how. Prodeo's strategy emphasizes providing higher value-added products that adhere to the customer's specific needs, avoiding the sale of low-margin products, and high quality service support after installation.

Recently, the Company announced a new line of horizontal furnaces that have been designed to compete in the new market of small-batch and small footprint manufacturing.

FLUID DELIVERY SYSTEMS: Our major competitor in this field is Kinetics Fluid Systems, a subsidiary of United States Filter Corporation. This market also has many small competitors with limited knowledge and experience in the semiconductor industry. Utilizing our experience base in the industry, we have improved our technical capabilities and methodologies to enhance and add value to the quality of our products. As a result, we have gained market share over the past year. One of our new, advanced products, the TCS Flash Vaporizer System, has assisted the Company in this improvement.

FOUNDRY SERVICES: The Company is not aware of any direct competitors in CMP wafer processing outsourcing market. We believe our competitors will be CMP tool manufacturers that have installed in-house demonstration laboratories that occasionally process small wafer lots for key equipment prospects and customers. It is possible that other competitors could come into this market; however, there are barriers to entry. The cost of equipment, facilities to process, lengthy start-up and process technicians that are well trained and understand the value and importance of the products they are processing are the base factors. The most significant aspect is the management knowledge and experience in the complex technology of CMP that customers rely on and trust.

PRE-OWNED EQUIPMENT: The Company's competitors in the pre-owned semiconductor manufacturing equipment primarily consist of large firms such as Comdisco and small broker firms. There are several specialty firms that focus on specific equipment products who, periodically broker equipment from time to time for a customer. However, Prodeo XS is distinguished from its competitors by its first-hand knowledge of equipment and their process characteristics from the Company's experience and expertise in developing and installing equipment in fabrication plants. Prodeo XS has become a member of SEC/N, a consortium of approximately thirty member companies in the pre-owned equipment business. This group was formed to establish ethical operating standards and practices for the industry as well as to support seminars, programs and activities relative to the business.

INTELLECTUAL PROPERTY

The Company currently has one patent pending for the Magnetic Anneal Model 910. In June 2001, the Company received an issued United States patent covering the Corona Polishing Head. Additionally, Prodeo is an exclusive licensee in two U.S. patents related to semiconductor apparatus and processing of semiconductor films. Prodeo also has a non-exclusive, royalty-bearing license from Raytheon Corporation to use and make and sell apparatus and processes for depositing borophosphosilicate glass, which is a dielectric film used in the manufacture of advanced semiconductor devices. Prodeo uses such technology in VSM's thermal product line. The Company makes it a policy to require key employees to enter into non-compete agreements.

EMPLOYEES

As of March 31, 2001, Prodeo employed 62 people, all of whom were full-time employees. Six employees were engaged in sales and service, seven were engaged in administrative activities, 13 were in engineering and 36 were production associates. None of the employees is covered by a collective bargaining agreement, and management believes that its relations with its employees are good.

ITEM 2. PROPERTIES

Prodeo leases general office and warehouse facilities in Tempe, Arizona. These facilities are designed and constructed for manufacturing services and administration. In addition, Prodeo leases the CMP foundry facility in Tempe, Arizona which includes a clean room site. The CMP foundry facility lease is described below:

                 Approx.         Leased
Location       Square Feet       Expires                 Description
--------       -----------       -------                 -----------
Tempe             7,088        May 31, 2002     Single story, block construction

ITEM 3. LEGAL PROCEEDINGS

On April 9, 2000, Sitek and Don Jackson, the Company's chief executive officer, were named as defendants in a lawsuit filed in the state of Colorado: JOHN BOTDORF V. SITEK, INC., ET AL., District Court, City and County of Denver, State of Colorado, Case No. OOCV 195 1. Mr. Botdorf alleges that Sitek breached a contract entered into with Mr. Botdorf in July of 1999 for consulting services involving equity funding for Sitek. Additionally, Mr. Botdorf claims that Sitek made false representations and fraudulent non-disclosure with respect to the July 1999 agreement. Mr. Botdorf is seeking an option to purchase 600,000 shares of Sitek capital stock at $0.25 per share and other damages in an amount to be proven at trial. The Company successfully moved the case from Colorado to Federal District Court in Phoenix, Arizona. The Court currently is considering the Company's motion to dismiss the case, and the Company intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2001 for a vote of security holders, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prodeo's common stock, $.005 par value, trades on the OTC Bulletin Board under the symbol "PDEO." However, because of the limited and sporadic nature of Prodeo's stock quotations during the last fiscal year, Prodeo does not believe there is a consistent and established public trading market for Prodeo's stock.

The range of high and low bid quotations for the quarterly periods of the current and prior fiscal years were as follows:

                                           High*             Low*
                                           -----             ----
Year Ended March 31, 2001

First Fiscal Quarter                        9.62             2.12
Second Fiscal Quarter                       3.81              .87
Third Fiscal Quarter                        1.37              .38
Fourth Fiscal Quarter                        .56              .28

Year Ended March 31, 2000

First Fiscal Quarter                        6.75             5.50
Second Fiscal Quarter                       6.50             2.50
Third Fiscal Quarter                        4.63             2.50
Fourth Fiscal Quarter                      15.81             4.63

Bid quotations as reported by the OTC Bulletin Board reflect inter-dealer prices, without retail markup, mark-down, or commission and may not represent actual transactions. Because of the limited and sporadic trading of Prodeo's stock, Prodeo does not believe a consistent and established public trading market has been created for the common stock.

Prodeo has never paid any cash dividends on its common stock , nor does it anticipate paying dividends on its common stock in the foreseeable future.

The number of stockholders of record of Prodeo's common stock as of June 18, 2001 was 549. This figure does not include individual participants in securities position listings of registered clearing agencies. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which Prodeo does not have control.

During the fiscal year ended March 31, 2001 Prodeo was involved in six transactions involving the sale of unregistered securities and a transaction involving an amendment of terms of outstanding debt securities. First, on April 4, 2000 Prodeo issued 13,333 shares of Prodeo common stock to Magnum Financial Group, LLC in exchange for investor relations services rendered. Prodeo issued such shares of stock to Magnum Financial Group, LLC pursuant to a Letter of Engagement (the "Engagement Letter") between Magnum Financial Group, LLC and Sitek dated October 28, 1998. The Engagement Letter, which was terminated in February 1999, required Prodeo to issue Magnum Financial Group, LLC warrants to purchase 10,000 shares of Prodeo common stock at the end of each month during which Magnum Financial Group, LLC was engaged to provide investor relations services. The exercise price of the warrants was $6.00, which was the average closing bid price for the ten trading days preceding the last day of each of the four months during which Magnum Financial Group, LLC was engaged to provide investors relations services. The Engagement Letter provided for a cashless exercise of the warrants.

Second, on August 16, 2000 Prodeo converted a $75,000 debenture plus 6% interest over approximately two years into 35,038 shares at $2.3696 per share according to the debenture's terms. The debenture was held by an accredited investor.

Third, on September 22, 2000 Prodeo converted a $5,000 debenture plus 6% interest over approximately two years into 3,382 shares at $1.60 per share according to the debenture's terms. The debenture was held by an accredited investor.

Fourth, on November 27, 2000, Prodeo issued 54,000 shares to the three outside Directors in lieu of their director fees for the calendar year 2000 totaling $108,000. Each Director received 18,000 common stock shares at a price of $2.00 per share as agreed to earlier.

Fifth, on January 3, 2001, Prodeo issued 192,000 shares to two outside Directors in lieu of their director fees for the calendar year 2001 totaling $72,000. Each of these two Directors received 96,000 common stock shares at the closing price of $.375 per share on December 29,2000. This was an alternative compensation method for the annual director fee if the director desired.

Finally, during the period from June 14, 1999 through September 10, 1999, Sitek issued a series of convertible debentures in the aggregate of $182,500 maturing on June 7, 2001 and bearing an interest rate of 9.5% per year. The convertible debentures were sold for cash. The convertible debentures are convertible into the number of common shares determined by dividing the dollar amount of the interest payable at the time of conversion by the market price, which means 80% of the average of the 5 day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. These debentures mature on June 7, 2001. Prior to that date, taking into account the current stock market conditions, Prodeo extended all of these debentures' maturity date to June 7, 2002 or one year while continuing to bear interest according to the terms of the debenture.

Prodeo issued the common stock and convertible debentures in the unregistered sales described above in reliance on a Rule 506 exemption from registration promulgated under Regulation D and pursuant to the Securities Act of 1933. Prodeo satisfies the requirements of Rule 506, because (a) Prodeo made no general solicitation or offer to sell the common stock and convertible debentures; (b) Prodeo reasonably believes it sold the common stock and convertible debentures to no more than 35 purchasers; and (c) Prodeo sold the common stock and convertible debentures to accredited investors only as that term is defined in the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                       Fiscal year ending        Fiscal year ending        Fiscal year ending
                                                         March 31, 2001            March 31, 2000            March 31, 1999
                                                         (in thousands)            (in thousands)            (in thousands)
                                                     (except per share data)   (except per share data)   (except per share data)
                                                     -----------------------   -----------------------   -----------------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net Sales                                                    16,596                    22,727                     2,720
Gross profit                                                  7,793                    12,077                       689
Operating expenses                                            7,999                     8,080                     1,337
(Loss)/Income from operations                                  (206)                    3,996                      (647)
Net (Loss)/Income                                              (733)                    1,930                      (924)

CASH FLOW
Net cash (used in) provided by operating activities            (364)                    5,231                    (5,445)
Net cash (used in) provided by investing activities            (325)                     (897)                      (85)
Net cash (used in) provided by financing activities           1,299                    (4,119)                    5,531

BALANCE SHEET DATA
Cash                                                            826                       215                       863
Total assets                                                   8709                     8,343                     7,322
Current liabilities                                           6,516                     4,573                     7,988
Long-term liabilities                                            93                     1,188                       254
Shareholders' equity                                          2,100                     2,582                      (920)

INCOME/(LOSS) PER COMMON SHARE OUTSTANDING,
  BASIC AND DILUTED                                       (0.06)/(0.06)              0.09/0.09                (0.08)/(0.08)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Prodeo began operations on July 14, 1998 when it acquired all the outstanding stock of CMP Solutions, Inc. ("CMP Solutions"). On July 24, 1998, all of the outstanding stock of Advanced Technology Services, Inc. ("ATSI") was contributed to Prodeo as a wholly-owned subsidiary. VSM Corporation was acquired by the Company on April 28, 1999. With the sale of Advanced Technologies Services, Inc. on August 1, 2000, the Company organized into three divisions: Product Operations, Foundry Operations, and Prodeo XS.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

REVENUES. Net sales of approximately $16.6 million in the fiscal year ended March 31, 2001, was a decrease of approximately $6.1 million or 27% compared to approximately $22.7 million in fiscal 2000. This decrease was principally due to lower sales in pre-owned equipment of approximately $5.3 million or 32% of net sales in fiscal 2001 compared to approximately $17.4 in fiscal 2000. However, the total sales by Product Operations was approximately $10.2 million or 61% of net sales which was a 100% increase compared to FY 2000 performance of approximately $5.1 million. This was due to significant growth in fluid delivery systems and new follow-on sales in thermal systems. Lower sales in pre-owned equipment were the result of a slowdown in capital equipment purchasing by our customers from November 2000 to March 2001 while previous purchases were being absorbed and installed by the buyers. At the same time, the semiconductor industry was experiencing a sharp downturn in sales through most sectors. During fiscal year ended March 31, 2001, one half of our pre-owned sales were made from the inventory in the United Kingdom and the remainder from other sources. The Company has sold approximately 80% of the United Kingdom inventory but continues to seek opportunities to purchase pre-owned equipment for resale, on both a piece-by-piece, and as a whole fabrication plant basis. However, there can be no assurance the Company will be able to acquire additional equipment or will be able to acquire additional equipment on as favorable terms and conditions as in the past. Sales by Foundry Operations were $966,323 which represents an increase of approximately 244% over last year's sales of $288,578. This increase indicates our market development activity is gaining attention of new customers.

GROSS MARGINS. Consolidated gross margins were approximately $7.8 million or 47% of net sales in fiscal 2001 compared to approximately $12.1 million or 53% of net sales in fiscal 2000. This decrease in gross margin of approximately 35% can be attributed to lower sales in the pre-owned semiconductor equipment sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred approximately $6.1 million or 36.5% of net sales in selling, general and administrative expenses in the fiscal year ended March 31, 2001 compared to approximately $6.3 million for the fiscal year ended March 31, 2000 which was 27.8% of net sales. The majority of the SG&A expenses are related to continuing marketing activities and general business activities. The marketing activities are related to new products and sales development as well as our advertising and promotion. In addition, the Company had interest expense of $478,024 for the fiscal year ended March 31, 2001 compared to $1,156,650 and $276,818 for fiscal years ended March 31, 2000 and 1999, respectively. Research and development expenses were $1,947,351, $1,755,387 and $425,828 for fiscal years ended March 31, 2001, 2000 and 1999, respectively.

The Company anticipates that sales from the Product Operations and Foundry Operations will continue to grow and together dominate the Company's revenues in the future, especially, with the recent introduction of the H6000 Thermal Systems. However, as with all new products, the Company cannot know what the products' sales will be.

2000 COMPARED TO 1999

As Prodeo was in its initial year of operation in fiscal year 1999, there are no financials prior to the year ending March 31, 1999. Due to the early development stage of the Company at that time, period to period comparisons of results of operations are not meaningful.

PLAN OF OPERATIONS

The following is management's discussion of Prodeo's plan of operations for the next 12 months ending March 31, 2002. Prodeo formed three divisions to distinguish and manage each operation's revenues, revenue planning, and direct costs relative to production expenses and capital expenditures. The three divisions are Product Operations (formerly VSM), Foundry Operations (formerly CMP Solutions) and Prodeo XS (pre-owned equipment).

In March 1999, the Company purchased substantially all of the pre-owned semiconductor production equipment from a semiconductor plant in the United Kingdom of which Prodeo has realized approximately $20.0 million in revenues from the resale of this equipment over the past two years of which has been sold an estimated 80% of the equipment. Prodeo expects to continue sales of pre-owned equipment utilizing the remaining United Kingdom assets as well as other market acquisitions. Prodeo continues to seek various sources from which to purchase pre-owned equipment; however, there can be no assurance the Company will be able to acquire additional equipment or will be able to acquire additional equipment on favorable terms and conditions as in the past.

During the fiscal year, Foundry Operations continued in a market development phase and achieved sales of $992,581 during the fiscal year ending March 31, 2001 compared to $288,578 during the last fiscal year. Prodeo expects continued market development expenses for Foundry Operations during the next 12 months and revenue improvement for the Foundry Operations.

Prodeo Operations is engaged in the manufacture and/or refurbishment of semiconductor manufacturing equipment and subassemblies. We believe our ultra-pure gas and chemical handling thermal systems units have wide applications in wafer manufacturing operations and plant facilities. We anticipate our fluid delivery systems and thermal systems will continue to gain market share in fiscal 2002. Recently, the Company announced the H6000 Thermal Systems that address certain processing issues while improving cost effectiveness.

LIQUIDITY AND CAPITAL RESOURCES

Prodeo will need additional capital during the next 12 months to meet its funding needs, including repayment of debt obligations, product development, and general working capital requirements. Assuming the Company's revenues maintain their current level, Prodeo will need private funding and new available credit to support the Company's plan of operations. Prodeo is currently working with several public and private financial organizations to restructure our debt obligations and fund product development. These funding transactions may come from two or three sources, depending on the use of funds. There can be no assurance that funds will be raised or revenues will continue at their current level. If revenues are inadequate, there is no assurance that Prodeo will be able to attract capital or that the funds, if acquired, will be sufficient to complete and assist meeting Prodeo's debt obligations, product development and operating capital requirements. Prodeo is currently attempting to raise capital during fiscal year 2002 by refinancing debt and/or equity placement of up to $15 million. Prodeo will apply any such additional capital to debt refinance, product development and working capital requirements above those funded from operations.

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bear's interest at prime plus 4%, matures July 31, 2001, and is secured by substantially all assets of Prodeo. The maturity date of the note was extended from January 9 to July 31, 2001 to provide additional time to renew the revolving line of credit. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. As of March 31, 2001, the Company was out of compliance with certain covenants under its line of credit with Imperial Bank. The Company has not obtained waivers from Imperial Bank with respect to these covenant violations. The current outstanding balance is approximately $1,800,000.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 used to purchase all the outstanding shares of VSM. Payment was due on April 28, 2001. Interest is charged at 1 % per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. The current outstanding balance is approximately $532,431. TLD Funding Group has extended the note due date to August 31, 2001.

In February 1999, Prodeo borrowed $207,181 from TLD Funding Group under a line of credit, which expired on February 4, 2001. Interest is due monthly on the unpaid balance at 1.5%. The line is personally guaranteed by two of Prodeo shareholders and two related companies. The current outstanding balance is $207,181. TLD Funding Group has extended the note due date to August 31, 2001.

Prodeo, also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. The current outstanding balance is approximately $554,453. Although this note was due on April 28, 2001, TLD Funding Group has extended the note due date to August 31, 2001.

Prodeo had issued convertible debentures of $80,000 at 6% interest which were convertible any time before the two year anniversary of their purchase and automatically convert into common shares at the two year anniversary. The conversion price of 80% of the average five day closing bid prices as reported by Bloomberg, LP for the five days preceding conversion. These debentures matured and were converted, including interest, into 38,420 common stock shares.

Prodeo had issued convertible debentures of $182,500 at 9.5% interest which are convertible into common stock at any time after one year from purchase through their maturity date of June 7, 2001. The debentures bear interest annually, payable annually in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 80% of the average of the five day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures were subject to a mandatory conversion feature on June 7, 2001, at which time all debentures outstanding were to be converted to shares of common stock. There is no beneficial conversion feature associated with these convertible debentures if the fair market value, as determined by independent valuation, is lower than the bid price. Prior to the maturity date of June 7, 2001, Prodeo extended all of these debentures' maturity date to June 7, 2002 or one year while continuing to bear interest according to the term of the debenture.

Effective May 20, 1999, Prodeo agreed to pay a finder's fee to Bruar Associates in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15% of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the supplement net sales proceeds. On January 26, 2001, Prodeo paid in full the maximum finder's fee of $1,154,000 under the agreement due to Bruar Associates.

Advances from a shareholder of $160,941 were received by Prodeo, of which $60,941 is now outstanding as of March 31, 2001. There is no interest paid on this borrowing.

Neither management nor other of Prodeo's shareholders has made commitments to provide additional funds to Prodeo. Accordingly, there can be no assurance that any additional funds will be available to Prodeo to allow it to cover its capital needs. Management has a contingency plan to allow Prodeo to sustain itself while seeking refinancing and additional funding. However, the success of this plan depends upon: (i) Prodeo's Product Operations retaining its market position and increasing its sales revenues in fiscal 2002; (ii) Foundry Operations improving production status and attracting additional customers with minimal funding; (iii) Prodeo XS selling a significant part of our current pre-owned inventories in the U.S. and United Kingdom which the Company believes has a collective market value of approximately $6.0 million; (iv) collecting receivables in a timely fashion; and (v) new products introduced in fiscal years 2000 and 2001achieving reasonable market acceptance. If the Company's contingency plan is not successful, the Company will need to significantly reduce or temporarily shutdown certain operations, until funding is available or pre-owned equipment sales of substantive value are closed. Under these circumstances, the Company would be forced to stop or slow its development of products, cease or reduce its purchases of pre-owned equipment and/or reduce its production of semiconductor equipment all of which could have a materially adverse effect on the Company.

Currently, the Company anticipates that the Imperial Bank, line of credit will be renewed. In regard to TLD Funding Group, the total of all notes due is $1,294,065, we are working with several funding sources to refinance the total amount with either a long-term installment plan or full payment from another source. The full payment approach would be based on the U.K. inventory as collateral, from which a portion of proceeds from sales would be utilized to repay the loan.

Although the financial statements are fairly stated, the auditor's opinion reflects an issue about the Company as a going concern exists due to losses, accumulated deficit, and our ability to refinance its debt. The Company has implemented cost cutting and sales production programs to address the losses while pursuing aggressively debt refinancing. If we complete our refinancing, we anticipate our debt will be reclassified as long term and we would anticipate elimination of the going concern uncertainties.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financing Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The statement (as amended) is effective for the Company's fiscal year ending March 31, 2002. The adoption of the statement did not have a material effect on the Company's financial position or results of operations.

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

NEED FOR ADDITIONAL FINANCING. Prodeo has limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if Prodeo's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, Prodeo may not have enough capital to exploit the opportunity. Prodeo's ultimate success may depend upon its ability to raise additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to Prodeo. If not available, Prodeo's operations will be limited to those that can be financed with its current capital. Additionally, if Prodeo is unable to repay debts such as the notes that are coming due, the Company may be required to adhere to a possible payoff agreement, which could severely limit its cash for growing new business.

DEPENDENCE ON KEY CUSTOMERS. In the fiscal year ending March 31, 2001, 23% of the Company's revenues were from sales to two customers, the Company believes its relationship with these key customers is good. However, losing either customer would have a materially adverse effect on the Company's revenue.

SPORADIC SUPPLY OF PRE-OWNED EQUIPMENT. During the fiscal year ending March 31, 2001, 32% of Prodeo's revenues were generated by its division involved in the sale of pre-owned semiconductor equipment.

However, the availability of pre-owned semiconductor equipment is sporadic and determined in part by the age of semiconductor equipment currently used by companies in the industry and semiconductor companies' decisions to sell their capital equipment, both factors which are beyond the control of Prodeo. A material reduction in the availability of pre-owned semiconductor equipment may have a material adverse effect on Prodeo's business, financial condition, and results of operations.

RELIANCE ON KEY EXECUTIVES. Prodeo's success depends on the efforts of Dr. Don
M. Jackson, Jr., Chief Executive Officer and Paul Jackson, Chief Technology Officer and Secretary of Prodeo. Dr. Jackson has been the key individual responsible for financing the development of Prodeo. Paul Jackson and Dr. Don Jackson were co-founders of CMP Solutions, Inc. Prodeo believes its relationships with these individuals are good. However, it cannot ensure that the services of these individuals will continue to be available to us in the future. Prodeo has an employment agreement with Dr. Jackson effective June 7, 1999 with a term of five years that automatically renews for additional three year terms unless either Dr. Jackson or Prodeo gives the other party written notice of non-renewal at least one year prior to the expiration of the initial term or Dr. Jackson gives Prodeo 30 days written notice that he is terminating his employment agreement. Prodeo also has an employment agreement with Paul Jackson effective March 27, 2000 with a term of four years that automatically renews for an additional three year term unless either Paul Jackson or Prodeo gives the other party written notice of non-renewal at least one year prior to the expiration of the then current term or Mr. Jackson gives Prodeo 30 days written notice that he is terminating his employment agreement.

LIMITED OPERATING HISTORY. Prodeo faces all of the same risks as a new business and the special risks inherent in the investigation, acquisition, or involvement in new business opportunities. Prodeo has only completed its third year of operations and therefore has all of the unforeseen costs, expenses, problems, and difficulties to which such young ventures are subject.

NO FORESEEABLE DIVIDENDS. Prodeo has not paid dividends on its stock and does not anticipate paying such dividends in the foreseeable future.

LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS. Prodeo may consider an acquisition in which it would issue as consideration for the business opportunity to be acquired an amount of Prodeo's authorized but un-issued common stock that would, upon issuance, represent the great majority of the voting power and equity of Prodeo. The result of such an acquisition would be that the acquired company's stockholders and management would control Prodeo, and Prodeo's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of Prodeo by its current shareholders.

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

REGULATION OF PENNY STOCKS. Prodeo's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $ 1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell Prodeo's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 3429093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer:

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

SEMICONDUCTOR MARKET. The semiconductor market is currently going through a downturn in business due to less demand that commenced in the fourth quarter of calendar year 2000. As a result, the Company's revenue performance could be adversely affected materially with any substantial reduction in capital expenditures in the next twelve months in the semiconductor manufacturing equipment sector.

COMPETITION. There are other companies in the new semiconductor equipment and pre-owned semiconductor equipment and businesses which may be better funded and/or better established than Prodeo.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE UPHOLD MARKET RISK

The Company is subject to certain risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

INTEREST RATE RISK

The Company utilizes bank borrowings and borrowings from other sources to finance the working capital and capital requirements of the business. At March 31, 2001 and 2000, the Company had outstanding Convertible Debentures of $182,500 with a fixed interest rate of 9.50% and due in fiscal 2003. Additionally, the Company utilizes a revolving line of credit to support working capital needs. The Company borrowed a total of $1,200,000 during the fiscal year ended March 31, 2001 and borrowed and repaid $3,600,000 and $3,000,000, respectively, during the fiscal year ended March 31, 2000 at an average interest rate of 13.5% and 14.1% during fiscal 2001 and 2000, respectively. Borrowings under the line of credit bear interest at the bank's prime rate plus 4%. If interest rates on the revolving borrowings were to increase by 10%, the Company's net loss for fiscal 2001 would be increased by approximately $120,000.

The Company had borrowings outstanding under an equipment line of credit of $207,181 as of March 31, 2001 and 2000 at an effective annual interest rate of approximately 18%. Additionally, the Company had outstanding borrowings under another equipment line of credit with the same lender of $554,453 and $377,464 as of March 31, 2001 and 2000, respectively, at an effective annual interest rate of approximately 24%. Finally, the Company had an outstanding balance under an asset acquisition loan with the same private lender of $532,431 as of March 31, 2001 and 2000 at an effective annual interest rate of approximately 24%.

FOREIGN CURRENCY RISK

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency. However, these expenses accounted for less than 1% of net sales in the fiscal years ended March 31, 2001 and 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this report on form 10-K commencing on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated by reference to (i) the biographical information relating to the Company's directors under the caption "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 30, 2001 (the "Proxy Statement"). The Company anticipates filing the Proxy Statement within 120 days after March 31, 2001.

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

          See Item 8.

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


                                        PRODEO TECHNOLOGIES, INCORPORATED


Date: July 16, 2001                     By /s/ Dr. Don M. Jackson, Jr.
                                           -------------------------------------
                                           Dr. Don M. Jackson, Jr.
                                           President and Chief Executive Officer


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

SIGNATURE                              TITLE                           DATE
---------                              -----                           ----

/s/ Don M. Jackson, Jr.               Director                     July 16, 2001
-----------------------------
Dr. Don M. Jackson, Jr.

/s/ Howard R. Neff                    Director                     July 16, 2001
-----------------------------
Howard R. Neff

/s/ Maurice L. McGill                 Director                     July 16, 2001
-----------------------------
Mr. Maurice L. McGill

/s/ Dan L. Shunk                      Director                     July 16, 2001
-----------------------------
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

    2.2        A copy of the Articles of Merger or Share Exchange filed          Form 8-K filed with the SEC on
               in the State of Colorado                                          August 17, 1998

    2.3        A copy of the Certificate of Amendment and Restatement of         Form 10-K filed with the SEC on
               Certificate of Incorporation of Sitek, Incorporated as            July 14, 2000
               filed in the State of Colorado

    2.4        A copy of the Amended and Restated Certificate of                 Form 10-K filed with the SEC on
               Incorporation of Prodeo Technologies, Inc.                        July 14, 2000

    3.1        Articles of Incorporation of Registrant                           Form 8-K filed with the SEC on
                                                                                 August 17, 1998

    3.2        Amended Bylaws of Registrant                                      Form 10-Q filed on November 14,
                                                                                 2000

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

   10.4        Line of Credit Agreement with TLD Funding Group dated             Form 10-K Filed with the SEC on
               February 5, 1999                                                  July 14, 1999

   10.5        Finance Agreement with TLD Funding Group dated                    Form 10-K Filed with the SEC on
               March 19, 1999                                                    July 14, 1999

   10.6        $5.2 million Promissory Note and Equipment Finance                Form 10-K Filed with the SEC on
               Agreement dated March 11, 1999                                    July 14, 1999

   10.7        Amendment to Equipment Finance Agreement                          Form 10-K Filed with the SEC on
                                                                                 July 14, 1999

   10.8        Sitek, Incorporated Investor Rights Agreement entered into        Form 10-K filed with the SEC on
               as of March 29, 2000 by and among Sitek, Incorporated and         July 14, 2000
               Intel Corporation, a Delaware corporation.

   10.9        Right of First Refusal, Co-Sale and Subordination Agreement       Form 10-K filed with the SEC on
               made as of March 29, 2000 by and among Sitek, Incorporated        July 14, 2000
               (the "Company"), Intel Corporation, a Delaware corporation, and the following stockholders of the Company: Don Jackson,
               Vince Birdwell, Paul Burke, Julian Gates, Kevin Jackson,
               Paul Jackson and Parag Modi, and Richard Myers solely with respect to Sections 5,6,and 7 thereof.

   10.11       Founder, CEO Employment Agreement for Don M. Jackson, Jr.         Form 10-Q Filed with the SEC on
               dated June 7, 1999                                                August 16, 1999

   10.10       Founder-Executive Employment Agreement for Paul D. Jackson        Form 10-K filed with the SEC on
               dated March 27, 2000                                              July 14, 2000

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

   21.1        Subsidiaries                                                      Form 10-K filed with the SEC on
                                                                                 July 14, 2000

   23.1        Consent of Deloitte & Touche, LLP                                 Filed Herewith

   23.2        Consent of McGladrey & Pullen, LLP                                Filed Herewith

    Prodeo Technologies, Inc and Subsidiaries (Formerly Sitek, Incorporated)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Auditors ..........................................   F-2
Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000 ......   F-4
Consolidated Statements of Operations for the fiscal years ended
  March 31, 2001, March 31, 2000 and period from June 23, 1998 (Date
  of inception) to March 31, 1999 ........................................   F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the
  fiscal years ended March 31, 2001, March 31, 2000 and period from
  June 23, 1998 (Date of inception) to March 31, 1999 ....................   F-6
Consolidated Statements of Cash Flows for the fiscal years ended
  March 31, 2001, March 31, 2000 and period from June 23, 1998 (Date
  of inception) to March 31, 1999 ........................................   F-7
Notes to Consolidated Financial Statements ...............................   F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Prodeo Technologies, Inc. and Subsidiaries
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of Prodeo Technologies, Inc. (formerly Sitek, Incorporated) and subsidiaries (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company was in the development stage at March 31, 1999. During the year ended March 31, 2000, the Company completed its development activities and commenced its planned principal operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the uncertainties related to the Company's continuing losses, accumulated deficit, and its ability to refinance its debt raise substantial doubt about its ability to continue as a going concern. Managements' plan concerning this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
July 10, 2001

                          INDEPENDENT AUDITOR'S REPORT


Audit Committee
Prodeo Technologies, Inc.
(formerly SITEK Incorporated)
Tempe, Arizona

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Prodeo Technologies, Inc. (formerly SITEK Incorporated) for the period from June 23, 1998 (date of inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Prodeo Technologies, Inc. (formerly SITEK Incorporated) for the period from June 23, 1998 (date of inception) to March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
May 28, 1999

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2001 AND MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                          2001              2000
                                                                       -----------       -----------
ASSETS

CURRENT ASSETS:
  Cash                                                                 $   825,570       $   215,262
  Restricted cash (Note 9)                                               1,241,937         1,500,000
  Accounts receivable (Net of allowance for doubtful accounts
   of $48,000 and $63,000 at March 31, 2001 and 2000)                    1,491,776         1,500,860
  Inventory (Notes 2, 5 and 7)                                           3,335,043         3,418,979
  Prepaid expenses and other assets (Note 3)                               147,594           115,614
  Income tax receivable                                                    129,108                --
  Deferred tax assets(Note 13)                                                  --           246,000
                                                                       -----------       -----------
        Total current assets                                             7,171,028         6,996,715

PROPERTY AND EQUIPMENT - Net (Note 4)                                    1,060,903           745,015
OTHER ASSETS                                                                71,035            76,406
INTANGIBLES - Net (Note 6)                                                 406,067           497,752
DEFERRED INCOME TAXES (Note 13)                                                 --            28,000
                                                                       -----------       -----------
TOTAL                                                                  $ 8,709,033       $ 8,343,888
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES:
  Payable to banks (Note 7)                                              1,800,000           600,000
  Advances from related parties (Note 17)                                   60,941            60,941
  Trade accounts payable                                                 1,797,015         1,322,598
  Other accrued liabilities                                              1,299,521         1,620,949
  VAT payable                                                                   --            19,665
  Income tax payable (Note 13)                                                  --           658,000
  Current portion of other borrowings (Note 8)                           1,558,777           290,894
                                                                       -----------       -----------
        Total current liabilities                                        6,516,254         4,573,047
                                                                       -----------       -----------

OTHER BORROWINGS (Note 8)                                                   80,229         1,104,439
                                                                       -----------       -----------

OTHER LIABILITIES                                                           12,461            84,224
                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 12 and 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized, 5000,000 shares;
   issued, 250,000 shares; liquidation value, $1,500,000                     2,500             2,500
  Common stock, $.005 par value - authorized, 50,000,000 shares;
   issued and outstanding, 12,678,232 shares and 12,307,813 shares
   at March 31, 2001 and March 31, 2000 respectively                        63,391            61,539
  Additional paid -in- capital                                           2,609,998         2,361,390
  Retained earnings (deficit)                                             (575,800)          156,749
                                                                       -----------       -----------
        Total stockholder's equity(deficit)                              2,100,089         2,582,178
                                                                       -----------       -----------

TOTAL                                                                  $ 8,709,033       $ 8,343,888
                                                                       ===========       ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED MARCH 31, 2001 AND 2000 AND
PERIOD FROM JUNE 23, 1998 (Date of Inception) to MARCH 31, 1999
--------------------------------------------------------------------------------

                                                           2001                2000                1999
                                                       ------------        ------------        ------------
SALES - Net (Notes 15 and 17)                          $ 16,596,757        $ 22,727,729        $  2,720,898

COST OF GOODS SOLD                                        8,804,151          10,650,636           2,030,900
                                                       ------------        ------------        ------------

        Gross profit                                      7,792,606          12,077,093             689,998
                                                       ------------        ------------        ------------
OPERATING EXPENSES (Note 17):
  Selling, general and administrative                     6,051,510           6,325,117             911,668
  Research and development                                1,947,351           1,755,387             425,828
                                                       ------------        ------------        ------------

        Total operating expenses                          7,998,861           8,080,504           1,337,496
                                                       ------------        ------------        ------------

(LOSS)/INCOME FROM OPERATIONS                              (206,255)          3,996,589            (647,498)
                                                       ------------        ------------        ------------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs (Note 16)           (478,024)         (1,156,650)           (277,177)
  Interest income                                            60,331              13,797                  --
  Miscellaneous income (expense)                             11,165              16,258                 359
                                                       ------------        ------------        ------------

        Total other expenses - net                         (406,528)         (1,126,595)           (276,818)
                                                       ------------        ------------        ------------

(LOSS)/INCOME BEFORE INCOME TAXES                          (612,783)          2,869,994            (924,316)

INCOME TAX/ PROVISION (Note 13)                             119,766             939,000                  --
                                                       ------------        ------------        ------------
NET (LOSS)/ INCOME                                     $   (732,549)       $  1,930,994        $   (924,316)

NET CASH DISCOUNT ON PROCEEDS OF PREFERRED
STOCK FOR BENEFICIAL CONVERSION FEATURE0                         --            (789,775)                 --
                                                       ------------        ------------        ------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS     $   (732,549)       $  1,141,219        $   (924,316)
                                                       ============        ============        ============
(Loss)/Income per common share
  Basic                                                $      (0.06)       $       0.09        $      (0.08)
                                                       ============        ============        ============
  Diluted                                              $      (0.06)       $       0.09        $      (0.08)
                                                       ============        ============        ============

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2001 AND 2000 AND
PERIOD FROM JUNE 23, 1998 (Date of Inception) to MARCH 31, 1999
--------------------------------------------------------------------------------

                                            PREFERRED STOCK         COMMON STOCK          ADDITIONAL    RETAINED
                                          ------------------   -----------------------     PAID-IN      EARNINGS
                                           SHARES    AMOUNT      SHARES       AMOUNT       CAPITAL      (DEFICIT)       TOTAL
                                          --------   -------   -----------   ---------   -----------   -----------   -----------
INITIAL ISSUANCE OF STOCK, JUNE 23, 1998                         1,000,000   $   1,000                               $     1,000
Effect of merger/recapitation                                   11,230,813      60,154                     (60,154)           --
Stock issuable for services                                          5,000          25         2,475                       2,500
Net loss                                                                                                  (924,316)     (924,316)
                                          --------   -------   -----------   ---------   -----------   -----------   -----------

BALANCE MARCH 31, 1999                                          12,235,813   $  61,179   $     2,475   $  (984,470)  $  (920,816)
                                          --------   -------   -----------   ---------   -----------   -----------   -----------

Issuance of preferred stock                250,000     2,500                               2,287,275      (789,775)    1,500,000
Issuance of common stock                                            72,000         360        71,640                      72,000
Net income                                                                                               1,930,994     1,930,994
                                          --------   -------   -----------   ---------   -----------   -----------   -----------

BALANCE MARCH 31, 2000                     250,000   $ 2,500    12,307,813   $  61,539   $ 2,361,390   $   156,749   $ 2,582,178
                                          --------   -------   -----------   ---------   -----------   -----------   -----------

Conversion of 6% debentures (Note 8)                                38,420         192        88,244                      88,436
Net loss                                                                                                  (732,549)     (732,549)
Issuance of common shares stock                                    331,999       1,660       160,364                     162,024
                                          --------   -------   -----------   ---------   -----------   -----------   -----------

BALANCE MARCH 31, 2001                     250,000   $ 2,500    12,678,232   $  63,391   $ 2,609,998   $  (575,800)  $ 2,100,089
                                          ========   =======   ===========   =========   ===========   ===========   ===========

See notes to  consolidated financial statements

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001 AND 2000 AND
PERIOD FROM JUNE 23, 1998 (Date of Inception) to MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                      2001             2000             1999
                                                                   -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                $  (732,549)     $ 1,930,994      $  (924,316)
  Adjustment to reconcile net income to net cash
   provided by operating activities:
   Amortization of prepaid financing fees                               58,167          543,509           87,467
   Depreciation and amortization                                       262,259          175,305           18,998
   Gain recognized on sale-leaseback transaction                       (20,644)         (20,644)          (3,441)
   Stock issued for services                                           109,125               --            2,500
   Deferred taxes                                                      274,000         (246,000)              --
   Bad debt expense                                                         --           63,000               --
   Changes in assets and liabilities:
     Restricted cash                                                   258,063               --               --
     Accounts receivable                                                 9,084       (1,270,560)        (207,934)
     Income tax receivable                                            (129,108)              --               --
     Inventory                                                          83,936        2,182,633       (5,389,000)
     Prepaid expenses and other assets                                  26,187          924,489         (117,592)
     Advances from related parties                                          --         (269,316)         330,257
     Accounts payable                                                  474,417          560,759          268,774
     Accrued expenses                                                 (312,992)         859,337          479,330
     Income tax payable                                               (658,000)         638,000               --
     VAT payable                                                       (19,665)        (890,335)              --
     Other liabilities                                                 (45,782)          50,282            9,367
                                                                   -----------      -----------      -----------

           Net cash (used in) provided by operating activities        (363,502)       5,231,453       (5,445,590)
                                                                   -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (325,498)        (535,533)              --
  Purchase of VSM - net of cash                                             --         (362,163)              --
  Proceeds from sale-leaseback transaction                                  --               --          792,819
  Purchase of leasehold improvements and equipment,
   $340,000 from a stockholder                                              --               --         (840,591)
  Payments on deposits                                                      --               --          (37,466)
                                                                   -----------      -----------      -----------

           Net cash used in investing activities                      (325,498)        (897,696)         (85,238)
                                                                   -----------      -----------      -----------

                                                                     (Continued)

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2001 AND 2000 AND
PERIOD FROM JUNE 23, 1998 (Date of Inception) to MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                     2001             2000             1999
                                                                  -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                              1,200,000        3,600,000               --
  Repayments to bank                                                       --       (3,000,000)              --
  Proceeds from issuance of convertible debentures                         --          182,500           80,000
  Proceeds from other borrowings                                      176,989        1,393,221        6,301,181
  Repayments of other borrowings                                     (130,580)      (6,367,079)        (850,490)
  Issuance of common stock                                             52,899           72,000            1,000
                                                                  -----------      -----------      -----------

           Net cash provided by (used in) financing activities      1,299,308       (4,119,358)       5,531,691
                                                                  -----------      -----------      -----------

NET INCREASE IN CASH                                                  610,308          214,399              863
CASH, BEGINNING                                                       215,262              863               --
                                                                  -----------      -----------      -----------
CASH, END                                                         $   825,570      $   215,262      $       863
                                                                  ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $   241,376      $   488,486      $   162,462
                                                                  ===========      ===========      ===========
  Taxes paid                                                      $   632,840      $   542,000
                                                                  ===========      ===========
  Conversion of debentures into common stock                      $    88,436
                                                                  ===========
  Financed purchase of fixed assets                               $   169,056
                                                                  ===========
  Stock issued as compensation                                    $   109,125
                                                                  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Purchase price of VSM, Inc.                                                      $ 1,000,000
  Less:
    Working capital acquired                                                           215,539
    Fair value of other assets acquired, pricipally
     property, and equipment                                                           234,035
    Long-term debt assumed                                                              (7,371)
                                                                                   -----------
  Goodwill                                                                         $   557,797
                                                                                   ===========

  Preferred stock issued for restricted cash                                       $ 1,500,000
                                                                                   ===========
  Financing costs                                                                                   $   656,000
                                                                                                    ===========

See notes to consolidated financial statements.                      (Concluded)

PRODEO TECHNOLOGIES, INC. (FORMERLY SITEK, INCORPORATED) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED MARCH 31, 2001 AND YEAR ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS, REORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Although Prodeo was incorporated in Delaware on June 30, 1998 under the name Sitek, Incorporated, its predecessor, the Elgin Corporation had been in existence for over 10 years. Until merging with Prodeo, Elgin Corporation and its successors were dormant and did not engage in any commercial operations. The Elgin Corporation, incorporated in Delaware on April 5, 1989, entered into a merger from which the ultimate surviving corporation was Dentmart Group, Inc. on February 15, 1991.

On July 14, 1998, Dentmart then merged into and became part of its wholly-owned subsidiary, Sitek. Sitek, then entered into a Stock Purchase Agreement with CMP Solutions, Inc. to acquire all of its outstanding stock and create a wholly-owned subsidiary on July 14, 1998. Sitek formed Advanced Technology Services, Inc. as a wholly-owned subsidiary in July 1998 to conduct the Company's interest in purchasing and reselling pre-owned semiconductor manufacturing tools and systems. Sitek acquired VSM as a wholly-owned subsidiary on April 28, 1999 when it purchased all of the outstanding stock of VSM.

Prodeo Technologies, Inc., a Delaware corporation ("Prodeo"), formerly known as Sitek, Incorporated, manufactures and sells semiconductor manufacturing equipment and provides certain wafer processing foundry services for the semiconductor electronics manufacturing industry. Prodeo, has three operating divisions: Product Operations (formerly VSM Corporation), Foundry Operations (formerly CMP Solutions), and Prodeo XS (pre-owned equipment), all located in Tempe, Arizona (collectively, the "Company").

The stock of a former wholly-owned subsidiary, Advanced Technical Services, Inc. ("ATSI") was sold on August 1, 2000 to ATSI's president and co-founder. All pre-owned equipment held by ATSI was transferred from ATSI to Prodeo XS. ATSI's president terminated his employment with Prodeo and continues to operate ATSI. As part of the ATSI sale agreement, ATSI is to pay a 5% royalty of its revenues through January 2002. No other monetary consideration was received for the stock sale. The Company recorded $162,073 in royalty income in the fiscal year ending March 31, 2001 related to the sale.

On June 5, 2000, Sitek, Incorporated changed its name to Prodeo Technologies, Inc. After the sale of ATSI, Prodeo formed three operating divisions: Product Operations (VSM), Foundry Operations (CMP Solutions) and Prodeo XS (pre-owned equipment).

The Product Operations division manufactures and sells thermal systems and ultra high purity gas and liquid control systems. This division was formerly VSM Corporation. The Foundry Operations is in the market development stage and currently provides chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. This division was formerly CMP Solutions. Prodeo XS buys and sells pre-owned semiconductor manufacturing equipment. This division was formed when ATSI was sold.

BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cashflow to meet its obligations on a timely basis, obtain refinancing of certain of its debt which is currently in default, comply with the terms and covenants of its financing agreements and return to profitable operations.

Management of the Company believes it will need additional capital during the next 12 months to meet its funding needs, including repayment of debt obligations, product development, and general working capital requirements. Assuming the Company's revenues continue at their current level, the Company will need additional private funds and new financing available to support the Company's plan of operations. The Company is currently working with several public and private financial organizations to restructure its debt obligations and fund its product development. There can be no assurance that funds will be raised or revenues will continue at their current level. If revenues are inadequate, there is no assurance that the Company will be able to attract capital or that the funds, if acquired, will be sufficient to meet the Company's debt obligations, product development or operating capital requirements. However, management believes it has developed a contingency plan to allow the Company to sustain itself while seeking funding, which includes revising the Company's plan of operations to reflect the available funds.

SIGNIFICANT ACCOUNTING POLICIES - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies of the Company are as follows:

a. PRINCIPLES OF CONSOLIDATION - For the periods ended March 31, 2000 and 1999, the consolidated financial statements include the amounts of Prodeo and its wholly-owned subsidiaries: ATSI, CMP and VSM. For the year ended March 31, 2001, the consolidated financial statements include the amounts of Prodeo and its divisions. All material intercompany accounts and transactions have been eliminated in consolidation.

b. REVENUE RECOGNITION - The Company adopted new guidance on revenue recognition as is described in Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the staff of the Securities and Exchange Commission (the "SEC") in December 1999. The Company recognizes revenue from equipment sales upon shipment of its products when it is proven prior to shipment that the equipment has met all of the customer's criteria and specifications. The installation process is not believed to be essential to the functionality of the Company's products. However, since under most of the Company's sales contracts, the timing of payment of a portion of the sales price is coincident with installation, such installation is not considered to be inconsequential or perfunctory under the guidance of SAB 101. Therefore, at the time of shipment, the Company defers that portion of the sales price related to the fair value of installation at the time of shipment. The Company believes it has an enforceable claim for that portion of the sales price not related to the fair value of the installation should it not fulfill its installation obligation. The fair value of the installation process is measured based upon the per-hour amounts charged by third parties for similar installation services. When the Company can only satisfy the customer acceptance criteria or specifications at the customer's location, revenue is deferred until final acceptance by the customer or until contractual conditions lapse. The adoption of SAB No. 101 did not have a material impact on the Company's financial statements, results of operations, or cash flows as of March 31, 2001.

c. INVENTORIES consist of raw materials, work-in-process and pre-owned equipment held for resale. Inventories are recorded at cost and are carried at the lower of cost or net realizable value. Manufactured items are removed from inventory using the first-in, first-out method, while pre-owned equipment held for resale is based on the specific identification.

d. PROPERTY AND EQUIPMENT are stated at cost. The equipment is being depreciated over its useful life, which is estimated to be between three and five years. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the improvements. Depreciation and amortization are computed using the straight-line method.

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

g. STOCK-BASED COMPENSATION - As permitted by, SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to measure cost for its stock-based compensation plans with employees and directors using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for its stock-based compensation plan.

h. RESEARCH AND DEVELOPMENT COSTS are expensed as incurred. Costs which relate to prototype and experimental models which are sold to customers are charged as cost of sales.

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

k. NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The statement (as amended) is effective for the Company's fiscal year ending March 31, 2002. The adoption of the statement did not have a material effect on the company's financial position or results of operations.

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

2. INVENTORIES

At March 31, inventories consisted of the following:

                                                      2001             2000
                                                   -----------      -----------
Raw materials                                      $ 1,020,685      $   305,134
Work-in-process                                        934,744          287,988
Pre-owned equipment held for resale                  1,635,931        2,985,857
                                                   -----------      -----------

Total                                                3,591,360        3,578,979
Less allowance for obsolete inventories               (256,317)        (160,000)
                                                   -----------      -----------
Inventories - net                                  $ 3,335,043      $ 3,418,979
                                                   ===========      ===========

3. PREPAID EXPENSES AND OTHER ASSETS

At March 31, prepaid expenses and other assets consisted of the following:

                                                       2001               2000
                                                     --------           --------
Prepaid financing fees                               $  2,917           $ 61,084
Prepaid VAT                                                 0             11,836
Prepaid director fees                                  54,000                  0
Prepaid insurance                                      51,311                  0
Other                                                  39,366             42,694
                                                     --------           --------
Total                                                $147,594           $115,614
                                                     ========           ========

Prepaid financing fees represent additional costs incurred by the Company to borrow funds. Prepaid financing fees are amortized over the term of the debt.

4. PROPERTY AND EQUIPMENT

At March 31, property and equipment consisted of the following:

                                                           2001          2000
                                                        ----------    ----------
Leasehold improvements                                  $  138,620    $   76,101
Machinery and equipment                                    758,330       490,556
Construction in process                                    436,177       286,347
                                                        ----------    ----------
Total                                                    1,333,127       853,004

Less accumulated depreciation and amortization             272,224       107,989
                                                        ----------    ----------
Property and equipment - net                            $1,060,903    $  745,015
                                                        ==========    ==========

Accumulated depreciation of equipment under capital leases approximated $12,986 and $2,973 at March 31, 2001 and 2000, respectively.

5. SALE LEASEBACK TRANSACTION

During the period ended March 31, 1999, the Company sold several pieces of equipment for $792,819 to TLD Funding Group ("TLD"), realizing a gain of $61,993. Simultaneous with the sale, the Company entered into an agreement to lease back the equipment for a term of three years under a non-cancelable operating lease. The future minimum lease payments are included in the total future commitments at Note 14. The gain resulting from the sale has been recorded as deferred revenue and is being amortized over the lease term. The un-amortized balance at March 31, 2001 and 2000 was $17,203 and $37,848, respectively.

Prior to the sale leaseback transaction the Company leased a portion of this equipment from a stockholder for six months at a total cost of $42,000. At the end of the six months, the Company purchased equipment for $340,000 from the stockholder.

6. INTANGIBLES

At March 31, intangibles consisted of the following:

                                                      2001              2000
                                                    ---------         ---------
Goodwill                                            $ 557,797         $ 557,797
Covenant not to compete                                24,000            24,000
                                                    ---------         ---------

Total                                                 581,797           581,797
Less accumulated amortization                        (175,730)          (84,045)
                                                    ---------         ---------
Intangibles - net                                   $ 406,067         $ 497,752
                                                    =========         =========

7. PAYABLE TO BANKS

On January 10, 2000, the Company entered into a revolving line of credit agreement with a bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4 percent per annum, matured January 10, 2001 and is collateralized by substantially all assets of the Company. The maturity date of the note was extended by the bank from January 10 to July 31, 2001 to provide additional time to renew the revolving line of credit. The Company may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. The outstanding balance at March 31, 2001 and 2000 was approximately $1,800,000 and $600,000, respectively.

The revolving line of credit agreement contains covenants that require the maintenance of certain defined financial ratios and income and limits additional borrowings. The two covenants permitted only two consecutive reporting periods with net losses and a minimum EBITDA ratio per quarter measured on a rolling basis. The Company was not in compliance with all of these covenants at March 31, 2001. The Company has not obtained waivers from the bank with respect to these covenant violations.

8. OTHER BORROWINGS

The Company has utilized TLD, a private investing group, to meet the majority of its capital needs. The Company also sold convertible debentures during 2000. A summary of these borrowings at March 31 consisted of the following:

                                                            2001         2000
                                                         ----------   ----------
TLD:
  24-month financing agreement                           $  554,453   $  377,464
  Line of credit                                            207,181      207,181
  Note payable for purchase of VSM                          532,431      532,431

Other:
  6.0% convertible debenture                                      0       80,000
  9.5% convertible debentures                               182,500      182,500
  Other notes payable and capital lease obligations         162,441       15,757
                                                         ----------   ----------
Total                                                     1,639,006    1,395,333
Less current portion                                      1,558,777      290,894
                                                         ----------   ----------

Other borrowings - net                                   $   80,229   $1,104,439
                                                         ==========   ==========

In April 1999, the Company entered into a 24-month finance agreement with TLD for amounts up to $ 1,000,000 to be utilized to purchase equipment for resale. The agreement bears interest at 1% of the advanced amount for the first 90 days and 2 percent monthly of the advanced amount thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. In addition, the Company must pay financing fees of 5 percent for each advance at the time of payment to the equipment vendor. Outstanding borrowings under this agreement were $554,453 and $337,464 at March 31, 2001 and 2000, respectively. The maturity due date has been extended to August 31,2001.

The Company also has borrowings available under terms of a line of credit with TLD that expired February 4, 2001, with maximum borrowings of $207,181 at any time on or before February 4, 2001. The minimum monthly payment is $3,107, applied first to interest at the rate of 1.5 percent per month and then to principal. The collateral for this line of credit consists of the personal guarantee of two stockholders and two related companies. Outstanding borrowings under this agreement were $207,181 at March 31, 2001 and 2000. The maturity due date has been extended to August 31, 2001.

In April 1999, the Company entered into a loan agreement with TLD to borrow $1,000,000 used to purchase all the outstanding shares of VSM. Payment was due on April 28, 2001. Interest is charged at 1 percent per month for the initial 90 days and 2 percent per month thereafter. The note includes a financing fee of $70,000, which is being amortized over the life of the loan. The loan is unsecured. The balance was $532,431 at March 31, 2001 and 2000. The maturity due date has been extended to August 31, 2001.

Prodeo had issued convertible debentures of $80,000 at 6% interest which was convertible any time before the two year anniversary of their purchase and would automatically convert into common shares at the two year anniversary. The conversion price was 80% of the average five day closing bid prices as reported by Bloomburg, LP for the five days preceding conversion. These debentures matured and were converted, including interest, into 38,420 common stock shares.

During the year ended March 31, 2000, the Company issued $182,500 in 9.5 percent convertible debentures (the "9.5 percent debentures"). The 9.5 percent debentures are convertible into the Company's common stock at any time after one year from purchase through their maturity date of June 7, 2001. The 9.5 percent debentures bear interest at 9.5 percent, payable annually in restricted common stock. The 9.5 percent debentures are convertible into common stock at 80 percent of the average of the five-day closing bid prices, as reported by Bloomberg, for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The 9.5 percent debentures are subject to a mandatory conversion feature on June 7, 2001, at which time all debentures outstanding will be converted to shares of common stock. There is no beneficial conversion feature associated with the 9.5 percent debentures as the fair market value of the common stock at the time the debentures were sold, as determined by an independent valuation, is lower than the bid price. Prior to June 7, 2001, all debenture holders were notified that the mandatory conversion is to be extended to June 7, 2002 or one year.

Other notes payable for $162,441 includes debt obligation for insurance and transportation equipment and a total of five separate capital leases. These leases have a term of five years and represent purchases of manufacturing equipment, computer equipment and related software.

Future minimum maturities of other borrowings as of March 31, 2001 by fiscal years are as follows:

2002                                         $ 1,558,777
2003                                              32,379
2004                                              23,508
2005                                              13,703
2006                                              10,639
                                             -----------
Total                                        $ 1,639,006
                                             ===========

9. STOCKHOLDERS' EQUITY

PREFERRED STOCK - On March 29, 2000, the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock (the "Series A Preferred") to the corporate investor and the corporate investor paid the Company $1,500,000 in restricted cash. The Stock Purchase Agreement also provides for, within 18 months, a possible future $1,500,000 investment by the corporate investor for additional shares, priced at the lower of $6.00 per share and the 30-day trading average immediately prior to the purchase, subject to certain conditions. The Series A Preferred is convertible to common stock at a certain exchange ratio, which is initially one-to-one, but which is subject to adjustment upon certain events. Under the Stock Purchase Agreement, the corporate investor was granted registration rights, rights of first refusal and cosale, as well as Board of Directors observation rights. In addition to the equity investment, the Company entered into an agreement for the development of certain technology.

The holders of the Series A Preferred are entitled to receive annual dividends of $.48 per share, payable when and if declared by the Board of Directors and in preference and priority to any payment of any dividend on the Company's common stock. The Series A Preferred dividends are not cumulative. Each share of Series A Preferred is entitled to the number of votes equal to the number of shares of common stock into which such share could be converted.

In the event of any liquidation of the Company, the holders of the Series A Preferred shall be entitled to receive, prior and preference to any distribution of any of the assets or surplus of the Company to the holders of the common stock, the amount equal to the Initial Series A Preferred Price for each share of Series A Preferred then held by them and, in addition, an amount equal to all declared and unpaid dividends on the Series A Preferred. After setting apart or paying in full the preferential amounts due to the Series A Preferred holders, the remaining assets of the Company available for distribution to stockholders, if any, shall be distributed to the holders of the common stock on a pro rata basis, based on the number of shares of common stock then held by each holder.

The Series A Preferred had a beneficial conversion feature as the preferred stock was immediately convertible into common stock at a price less than the then current fair market value, which value was based on the price of recent sales of common stock at such time. The carrying amount of the preferred stock was discounted by the intrinsic value of the beneficial conversion feature, which was determined to be $789,775. The $789,775 discount was immediately amortized and charged to accumulated deficit and is treated in a manner similar to a dividend to preferred stockholders.

WARRANTS - During the period ended March 31, 1999, in relation to credit facilities provided, the Company issued TLD warrants to purchase 20,000 shares of its common stock at an exercise price of $6.00 per share. The warrants are exercisable immediately any time before February 5, 2004. No warrants have been exercised.

Effective September 17, 1999, the Company issued warrants to purchase 4,562 shares of its common stock for $5.00 per share to an organization for services rendered in connection with the debenture sales. The warrants are exercisable immediately any time before December 31, 2004. No warrants have been exercised.

During the period ended March 31, 1999, the Company issued warrants to purchase 40,000 shares of its stock for $6.00 per share as compensation for consulting services. On January 18, 2000, the holder of the warrants notified the Company of its intention to exercise the warrants using a cashless exercise. Based on the closing price of the Company's common stock at time of the exercise, the Company issued 13,333 shares on April 4, 2000.

STOCKHOLDERS' AGREEMENT - The Company entered into a contract with certain of its stockholders as of August 1, 1999 in which the stockholders agree to restrict the transfer and disposition of their shares of common stock. The stockholders, which control a combined total of 8,371,477 shares of Prodeo common stock, agree to offer their shares first to the other stockholders participating in the agreement on the same basis as a third-party offer, and then, if not fully exercised, to the Company. The Company is not obligated to purchase the shares. Upon termination of the stockholder's employment with the Company, each stockholder must offer to sell a portion of his or her shares to the other participating stockholders and to the Company at a predetermined price. The agreement expires August 1, 2001.

10. BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options, warrants, and dilutive common shares assumed to be issued on conversion of the Company's convertible preferred stock, 6 percent convertible debentures, and 9.5 percent convertible debentures.

A reconciliation of the basic and dilute earnings per share computations is as follows:

                                                 MARCH 31, 2001                         MARCH 31, 2000
                                      ------------------------------------    -----------------------------------
                                                      WEIGHTED                                WEIGHTED
                                        INCOME         AVERAGE    PER SHARE     INCOME         AVERAGE   PER SHARE
                                        (LOSS)         SHARES       AMOUNT      (LOSS)         SHARES      AMOUNT
                                      -----------    -----------    ------    -----------    -----------   ------
Net income (loss)                     $  (732,549)    12,445,333    $(0.06)   $ 1,930,994     12,299,021   $ 0.16

Less noncash discount on proceeds
 of preferred stock for beneficial
 conversion feature                            --             --        --       (789,775)    12,299,021    (0.07)
                                      -----------    -----------    ------    -----------    -----------   ------
Basic Earnings (Loss) Per Share -
  Income (Loss) available to
   common shareholders                   (732,549)    12,445,333     (0.06)     1,141,219     12,299,021     0.09

Effect of dilutive securities:
  Options                                      --             --        --             --        802,771       --
  Warrants                                     --             --        --             --            434       --
  Convertible preferred stock                  --             --        --             --          1,366       --
  6% convertible debentures                    --             --        --          3,296         20,000       --
  9.5% convertible debentures                  --             --        --          9,719         35,638       --
                                      -----------    -----------    ------    -----------    -----------   ------

Diluted Earnings (Loss) Per Share     $  (732,549)    12,445,333    $(0.06)   $ 1,154,234     13,159,230   $ 0.09
                                      ===========    ===========    ======    ===========    ===========   ======


                                                 MARCH 31, 1999
                                      ------------------------------------
                                                      WEIGHTED
                                        INCOME         AVERAGE    PER SHARE
                                        (LOSS)         SHARES       AMOUNT
                                      -----------    -----------    ------
Net income (loss)                     $  (924,316)    11,396,001    $(0.08)

Less noncash discount on proceeds
 of preferred stock for beneficial
 conversion feature                            --             --        --
                                      -----------    -----------    ------
Basic Earnings (Loss) Per Share -
  Income (Loss) available to
   common shareholders(732,549)          (924,316)    11,396,001     (0.08)

Effect of dilutive securities:
  Options                                      --             --        --
  Warrants                                     --             --        --
  Convertible preferred stock                  --             --        --
  6% convertible debentures                    --             --        --
  9.5% convertible debentures                  --             --        --
                                      -----------    -----------    ------

Diluted Earnings (Loss) Per Share     $  (924,316)    11,396,001    $(0.08)
                                      ===========    ===========    ======

Warrants to purchase approximately 60,000 of common stock at $6 per share and approximately 11,000 shares at $5 per share were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding as of March 31, 2001 and 2000. These shares were not included in the calculation of diluted earnings per share in fiscal 2001 and 2000 due to the antidilutive effect they would have on earnings (loss) per share if converted.

Due to the Company's loss in fiscal 2001, a calculation of diluted earnings per share is not required. In fiscal 2001, potentially dilutive securities consisted of options convertible into approximately 593,000 shares of common stock, 250,000 shares of common stock issuable upon the conversion of the Company's convertible preferred stock, and approximately 42,299 shares issuable upon conversion of the Company's 9.5 percent convertible debentures. There were no outstanding potentially dilutive securities for the year ended March 31, 1999.

11. STOCK OPTIONS

In 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the "1999 plan") which provides for the granting of incentive and nonqualified stock options to officers, directors or employees of the Company. The 1999 plan also provides for the granting of nonqualified stock options to any director, consultant or other individual whose participation the Board of Directors determines to be in the best interest of the Company. Total number of shares of Company stock that may be issued under the 1999 plan shall, in aggregate, not exceed 2,500,000 shares.

During the period ended March 31, 1999, the Company granted 300,000 options to three directors with an exercise price of $1.00 equal to fair market value at time of grant. The options vest over four years and expire 10 years after the grant date. During the year ended March 31, 2000, the Company granted 160,000 options to three directors with an exercise price equal to the fair market value at time of grant. During the year ended March 31, 2001, one director was granted an option of 50,000 shares with an exercise price equal to the fair market value at the time.

Information with respect to stock options granted and exercised for the periods ended March 31, at historical number of shares and option exercise price, is as follows:

                                                                      Weighted
                                                                       Average
                                                         Option         Option
                                                         Shares         Shares
                                                       ----------     ----------
Outstanding at June 23, 1998 (date of inception)
Granted                                                   300,000        $1.00
                                                       ----------
Outstanding at March 31, 1999                             300,000         1.00

Granted                                                 1,410,000         3.04
Forfeited                                                 (50,000)        1.00
                                                       ----------
Outstanding at March 31, 2000                           1,660,000         2.73

Granted                                                   720,000         2.73
Forfeited                                                (422,334)        3.75
Exercised                                                 (72,666)         .73
                                                       ----------
Outstanding at March 31, 2001                           1,885,000         2.58
                                                       ==========

Options are generally exercisable one year from the date of grant for up to 10 years at a price equal to 100 percent of the fair market value at the date of grant or 85 percent of fair market value in the case of nonstatutory options. As of March 31, 2001, 2000 and 1999, exercisable options totaled 1,200,000, 435,025, and 106,250 respectively.

The following information, aggregated by option price ranges, is applicable to options outstanding at March 31, 2001:

Range of exercise prices                        $.69 - $3.09      $4.69 - $6.08      $8.19 - $14.44
Shares outstanding in range                       1,315,000          460,000            110,000
Weighted-average exercise price                     $1.21             $4.54              $11.03
Weighted-average remaining contractual life        8 years           9 years            9 years
Shares currently exercisable                       973,000            82,000            110,000
Weighted-average exercise price of shares           $1.33             $5.11              $11.03
currently exercisable

The estimated fair value of options granted during the years ended March 31, 2001, 2000 and 1999 was $2.73, $2.47, and $.17 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been recognized based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings (loss) per share for the years ended March 31, 2001 and 2000 and the period ended March 31, 1999 and would have been reduced to the pro forma amounts indicated below:

                                                      2001              2000              1999
                                                   -----------       -----------       ----------
Net Income (loss) - as reported                    $  (732,549)      $ 1,930,994       $ (924,316)
Net loss - proforma                                $(2,657,353)      $  (189,817)      $ (942,172)
Diluted income (loss) per share - as reported      $     (0.06)      $      0.09       $    (0.08)
Diluted income (loss) per share - as reported      $     (0.21)      $     (0.01)      $    (0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. For the year ended March 31, 2001, the assumptions used for grants were no dividend yield, expected volatility of 204 percent, a risk-free interest rate of 4.63 percent and an expected life of five years. For the period ended March 31, 2000, the assumptions used for grants were no dividend yield, expected volatility of 45 to 171 percent, a risk-free interest rate of 6.51 percent, and an expected life of five years. For the period ended March 31, 1999, the assumptions used for grants were no dividend yield, expected volatility of 45 percent, a risk-free interest rate of 5 percent, and an expected life of 10 years.

12. PROFIT SHARING PLANS

Prior to its acquisition by the Company, VSM had a profit sharing plan for the benefit of its employees. The Company did not make a contribution to the plan for the years ended March 31, 2001 or March 31, 2000.

Effective July 31, 1999, the Company established the Sitek, Incorporated Profit Sharing and 401(k) Plan. On September 28, 1999, the Company authorized the merger of the VSM profit sharing plan into the Sitek, Incorporated Profit Sharing and 401 (k) Plan, which was completed during the year ended March 31, 2000. The Board of Directors has not established an employer matching contribution and has not declared a contribution for the year ended March 31, 2001.

13. INCOME TAXES

The income tax provision as of March 31 was as follows:

                                                2001                   2000
                                             -----------            -----------
Current                                      $  (154,234)           $ 1,213,000
Deferred                                         274,000               (274,000)
                                             -----------            -----------
Total                                        $   119,766            $   939,000
                                             ===========            ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the period ended March 31 due to the following:

                                                          2001           2000           1999
                                                        ---------      ---------      ---------
Provision (benefit) calculated at statutory rate        $(208,347)     $ 976,000      $(324,000)
Increase (decrease) in income taxes resulting from:
State income taxes                                        (44,952)       120,000        (32,000)
Valuation allowance                                       374,000       (255,000)       255,000
Nondeductible expenses                                     47,436         74,000        101,000
R & D Credit                                              (48,371)            --             --
Other                                                          --         24,000             --
                                                        ---------      ---------      ---------
 Total                                                  $ 119,766      $ 939,000      $      --
                                                        =========      =========      =========

Net deferred tax assets consist of the following components as of March 31:

                                                       2001              2000
                                                     ---------         ---------
Deferred tax assets:
 Accrued expenses                                    $ 199,000         $ 232,000
 Operating loss carryforwards                           21,000
 Other                                                 154,000            42,000
                                                     ---------         ---------

Total                                                  374,000           274,000
Less valuation allowance                              (374,000)               --
                                                     ---------         ---------
Deferred tax assets -net                             $      --         $ 274,000
                                                     =========         =========

The valuation allowance is maintained against deferred tax assets as a result of uncertainties concerning the Company's future ability to realize the benefits of such deferred tax asssets.

14. COMMITMENTS AND CONTINGENCIES

LEASE AGREEMENTS - The Company leases certain facilities and equipment under non-cancelable operating lease agreements, with various renewal options. The leases expire through December 2005. Rent expense for the periods ended March 31, 2001, 2000 and 1999 was $787,825, $724,000 and $132,000 respectively.

At March 31 2001, the future minimum annual rental commitments are as follows:

                                                Operating       Capital
                                                  Leases         Leases
                                                ----------     ----------
          2002                                  $  679,521     $   58,998
          2003                                     282,264         33,319
          2004                                      60,060         20,465
          2005                                                     12,491
          2006                                                      9,368
                                                ----------     ----------
     Total minimum rental commitments           $1,021,845        134,641
                                                ==========
     Less: amounts representing interest                           29,710
                                                               ----------
     Present value of obligation                                  104,931
     Less: current portion                                         45,280
                                                               ----------
     Long-term obligations                                     $   59,651
                                                               ==========

FINDER'S FEE AGREEMENT - Effective May 20, 1999, the Company agreed to pay a finder's fee to a consultant in exchange for efforts in arranging the purchase of pre-owned semiconductor equipment located in the United Kingdom. The fee is based upon 15 percent of net sales proceeds relating to the purchased equipment when and if such sales exceed $6,583,000. Fees are due on the next $8,417,000 in net sales proceeds. The agreement expires on May 31, 2002. During the year ended March 31, 2000, the Company has recognized $1,154,000 in finder's fees. On January 26, 2001, the Company paid in full the maximum finder's fee under the agreement due to the consultant.

CONTINGENCIES - On April 9, 2000, the Company and its chief executive officer were named as defendants in a lawsuit filed in the state of Colorado. The plaintiff alleges that the Company breached a contract for consulting services to be provided by the plaintiff related to equity funding of the Company in July 1999. Additionally, the plaintiff claims that the Company made false representations and fraudulent non-disclosure with respect to the July 1999 agreement. The Company is currently preparing its response and intends to defend itself vigorously. The plaintiff is seeking an option to purchase 600,000 shares of Company stock at $.25 per share and other damages in an amount to be determined at trial. The company was recently granted a change of venue from Colorado to Arizona. The Company subsequently filed for a summary judgment of dismissal and is awaiting the decision of the court.

EMPLOYMENT AGREEMENT - The Company entered into a five year employment agreement dated June 7, 1999 with its Chief Executive Officer under which if he is terminated without cause, the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary.

15. MAJOR CUSTOMERS

During the year ended March 31, 2001, two customers accounted for revenues of approximately $4,785,925. During the year ended March 31, 2000, two customers accounted for revenues of approximately $6,126,000. During the period ended March 31, 1999, one customer accounted for revenues of approximately $2,608,000.

16. INTEREST EXPENSE

Interest costs incurred and interest capitalized on construction in progress are as follows:

                                                    Fiscal Year Ended
                                           ------------------------------------
                                           March 31,     March 31,     March 31,
                                             2001          2000         1999
                                           --------     ----------     --------
Interest costs incurred                    $546,680     $1,168,517     $277,177
Less: Interest costs capitalized             68,656         11,867           --
                                           --------     ----------     --------
Interest expense                           $478,024     $1,156,650     $277,177
                                           ========     ==========     ========

17. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

There are three reportable segments - Prodeo XS, Foundry Operations, and Product Operations. Prodeo XS the business of buying and selling pre-owned semiconductor manufacturing equipment. Foundry Operations is in the market development stages of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. Product Operations is a supplier of wafer processing thermal systems and complex, ultra high purity gas and vapor control systems used in the manufacturer of silicon wafers.

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

Financial information with respect to the reportable segments follows:

                                         Prodeo           Foundry            Product
2001                                       XS            Operations         Operations            Total
----                                   -----------       -----------        -----------        -----------
Revenue from external customers        $ 5,393,132       $   966,323         10,237,302        $16,596,757

Interest expense                           329,111            53,871             95,042            478,024

Depreciation and amortization              222,540            25,140             14,579            262,259

Segment profit (loss)                   (2,488,624)         (407,177)         2,163,252           (732,549)


2000                                      ATSI               CMP                VSM               Total
----                                   -----------       -----------        -----------        -----------
Revenue from external customers        $17,380,724       $   288,578        $ 5,058,427        $22,727,729

Interest expense                         1,116,233            51,483            (11,066)         1,156,650

Depreciation and amortization              101,508            47,363             26,434            175,305

Segment profit (loss)                    2,231,262        (1,198,697)           898,429          1,930,994


                                                                             Corporate
1999                                      ATSI               CMP          and Unallocated         Total
----                                   -----------       -----------      ---------------      -----------
Revenue from external customers        $ 2,692,250       $    28,648                           $ 2,720,898

Interest expense                           255,390            16,335              5,452            277,177

Depreciation and Amortization                  438            18,560                                18,998

Segment profit (loss)                      233,775          (432,485)          (725,606)          (924,316)

The following table presents information about the Company's revenue (attributed to countries based on the location of the customer) and long-lived assets by geographic area:

                              2001                          2000                          1999
                    -------------------------     -------------------------     -------------------------
                                  Long-Lived                    Long-Lived                    Long-Lived
                      Revenue       Assets          Revenue       Assets          Revenue       Assets
                    -----------   -----------     -----------   -----------     -----------   -----------
United States       $11,503,322   $ 1,060,903     $ 8,100,127   $   745,015     $   113,648   $    90,707
Malaysia              2,409,364
Pacific Rim           1,512,347                     2,015,457
Mexico                  654,651
United Kingdom          511,000                     8,480,129
The Netherlands                                     2,169,509                     2,211,250
Other Europe                                        1,250,811                       396,000
Other                     6,073                       711,696
                    -----------   -----------     -----------   -----------     -----------   -----------
Total               $16,596,757   $ 1,060,903     $22,727,729   $   745,015     $ 2,720,898   $    90,707
                    ===========   ===========     ===========   ===========     ===========   ===========

18. RELATED PARTY TRANSACTIONS

Related party advances consist of the following amounts at March 31:

                                                        2001             2000
                                                      --------         --------
Advances from a stockholder                           $ 60,941         $ 60,941
Advances (to) from an entity ("ACT") related
 through common ownership, net                         (31,676)         (24,492)
Advances to an entity ("GST") related
 through common ownership, net                         (26,784)         (33,499)
                                                      --------         --------

Total                                                    2,481            2,950

Valuation allowance on advances to entities
 related through common ownership                       58,460           57,991
                                                      --------         --------

Net advances from related parties                       60,941           60,941
                                                      ========         ========

During the year ended March 31, 2001 GST and ACT, entities related through common ownership, received advances from the Company for administrative services and rental facilities. Net change in advances outstanding were ($6,716) and $7,184, respectively, at March 31, 2001 and are included in operating expenses in the consolidated statements of operations.

The net amounts due from GST and ACT at March 31, 2001 were $31,676 and $26,784, respectively, for which the Company has recorded a valuation allowance due to the lack of operations at these entities.

In addition, during the period ended March 31, 1999, a stockholder paid certain expenses on behalf of the Company totaling $160,941. At March 31, 2001, the outstanding balance is $60,941.

The Company had included in operating expense $125,000 which is payable to a stockholder at March 31, 1999. This amount was repaid in 2000.

19. SUPPLEMENTAL FINANCIAL INFORMATION

A summary of additions and deductions related to the allowances for accounts receivable and inventory for the fiscal years ended March 31, are as follows:

                                                  Beginning                               End
                                                   of Year    Additions   Deductions    of Year
                                                  ---------   ---------   ---------    ---------
Fiscal 2001, Allowance for doubtful accounts      $  63,000   $  14,000   $ (29,201)   $  47,799

Fiscal 2001, Allowance for obsolete inventories     160,000      96,317          --      256,317

Fiscal 2000, Allowance for doubtful accounts             --      63,000          --       63,000

Fiscal 2000, Allowance for obsolete inventories          --     400,000    (240,000)     160,000

Fiscal 1999, Allowance for doubtful accounts             --          --          --           --

Fiscal 1999, Allowance for obsolete inventories          --          --          --           --

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

A summary of unaudited quarterly financial informations is presented on the following page:

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

20. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                  2001
                                                       --------------------------------------------------------------
                                                          First           Second            Third           Fourth
                                                         Quarter          Quarter          Quarter          Quarter
                                                       -----------      -----------      -----------      -----------
NET SALES                                              $ 4,526,916      $ 4,674,042      $ 4,692,550      $ 2,703,249
COST OF REVENUE                                          2,097,257        1,980,391        3,328,510        1,397,993
                                                       -----------      -----------      -----------      -----------
GROSS MARGIN                                           $ 2,429,659      $ 2,693,651      $ 1,364,040      $ 1,305,256
                                                       ===========      ===========      ===========      ===========

NET (LOSS)/ INCOME - net of tax                        $   159,135      $   309,750      $  (258,292)     $  (943,142)
                                                       ===========      ===========      ===========      ===========
NET CASH DISCOUNT ON PROCEEDS OF PREFERRED
STOCK FOR BENEFICIAL CONVERSION FEATURE
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS         159,135      $   309,750      $  (258,292)     $  (943,142)
                                                       ===========      ===========      ===========      ===========
(LOSS)/ INCOME per common share
  Basic                                                $      0.01      $      0.03      $     (0.02)     $     (0.08)
  Diluted                                              $      0.01      $      0.02      $     (0.02)     $     (0.08)

                                                                                  2000
                                                       --------------------------------------------------------------
                                                          First           Second            Third           Fourth
                                                         Quarter          Quarter          Quarter          Quarter
                                                       -----------      -----------      -----------      -----------
NET SALES                                              $ 6,423,670      $ 6,592,619      $ 5,492,171      $ 4,219,269
COST OF REVENUE                                          2,907,300        2,724,864        2,396,517        2,621,955
                                                       -----------      -----------      -----------      -----------
GROSS MARGIN                                           $ 3,516,370      $ 3,867,755      $ 3,095,654      $ 1,597,314
                                                       ===========      ===========      ===========      ===========

NET (LOSS)/ INCOME NET OF TAXES                        $   909,039      $   943,127      $   549,119      $  (470,291)
                                                       ===========      ===========      ===========      ===========
NET CASH DISCOUNT ON PROCEEDS OF PREFERRED
STOCK FOR BENEFICIAL CONVERSION FEATURE                                                                      (789,775)
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS     $   909,039      $   943,127      $   549,119      $(1,260,066)
                                                       ===========      ===========      ===========      ===========
(Loss)/Income per common share
  Basic                                                $      0.07      $      0.08      $      0.04      $     (0.10)
  Dilution                                             $      0.07      $      0.08      $      0.04      $     (0.10)