Form 10-Q
period 2001-06-30
PRODEO TECHNOLOGIES INC
filed 2001-08-14
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number: 33-28417


                            PRODEO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                       86-0923886
        (State of other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)


1919 W. Fairmont Dr. Suite # 2, Tempe, Arizona                      85282
   (Address of principal executive offices)                       (Zip Code)


                                 (602) 431-0444
              (Registrant's telephone number, including area code)


         Sitek, Incorporated, Dentmart Group, Inc. and Elgin Corporation
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,678,232 shares of common stock outstanding as of June 30, 2001.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Consolidated Balance Sheets June 30, 2001
           and March 31, 2001 (unaudited)                                    3

           Consolidated Statements of Operations
           Three Months ended June 30, 2001 and 2000 (unaudited)             4

           Consolidated Statement of Stockholders' Equity
           Three Months ended June 30, 2001 (unaudited)                      5

           Consolidated Statements of Cash Flows
           Three Months ended June 30, 2001 and 2000 (unaudited)             6

           Notes to Consolidated Financial Statements
           Three Months ended June 30, 2001 and 2000                         7

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations                     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risks        13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Change in Securities and Use of Proceeds                           14

Item 3.  Default upon Senior Securities                                     14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED BALANCE SHEET
JUNE 30, 2001 AND MARCH 31, 2001
--------------------------------------------------------------------------------

                                                        June 30,     March 31,
                                                         2001          2001
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                $   266,689   $   825,570
  Restricted cash                                         996,662     1,241,937
  Accounts receivable (Net of allowance for doubtful
   accounts of $48,898 and $48,000 at June 30 and
   March 31, 2001)                                      1,498,813     1,491,776
  Inventory                                             3,230,338     3,335,043
  Prepaid expenses and other assets                        91,139       147,594
  Income tax receivable                                    24,817       129,108
  Deferred tax assets                                          --            --
                                                      -----------   -----------
          Total current assets                          6,108,458     7,171,028

PROPERTY AND EQUIPMENT                                  1,036,406     1,060,903
OTHER ASSETS                                               73,593        71,035
INTANGIBLES - Net                                         385,146       406,067
DEFERRED INCOME TAXES                                          --            --
                                                      -----------   -----------
TOTAL                                                 $ 7,603,603   $ 8,709,033
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES:
  Payable to banks                                      1,800,000     1,800,000
  Advances from related parties                            60,941        60,941
  Trade accounts payable                                2,128,225     1,797,015
  Other accrued liabilities                             1,201,367     1,299,521
  VAT payable                                               7,056            --
  Income tax payable                                           --            --
  Current portion of other borrowings                   1,525,357     1,558,777
                                                      -----------   -----------
          Total current liabilities                     6,722,946     6,516,254
                                                      -----------   -----------

OTHER BORROWINGS (Note 8)                                  98,994        80,229
                                                      -----------   -----------

OTHER LIABILITIES                                          11,150        12,461
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized,
   5000,000 shares; issued, 250,000 shares;
   liquidation value, $1,500,000                            2,500         2,500
  Common stock, $.005 par value - authorized,
   50,000,000 shares; issued and outstanding,
   12,678,232 shares at June 30 and March 31, 2001         63,391        63,391
  Additional paid -in- capital                          2,609,998     2,609,998
  Retained earnings (deficit)                          (1,905,376)     (575,800)
                                                      -----------   -----------

          Total stockholder's equity (deficit)            770,513     2,100,089
                                                      -----------   -----------

TOTAL                                                 $ 7,603,603   $ 8,709,033
                                                      ===========   ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                        2001           2000
                                                     -----------    -----------

SALES - Net                                          $ 1,657,133    $ 4,526,916
COST OF GOODS SOLD                                       860,088      2,097,257
                                                     -----------    -----------

          Gross profit                                   797,045      2,429,659
                                                     -----------    -----------
OPERATING EXPENSES:
  Selling, general and administrative                  1,622,617      1,478,076
  Research and development                               441,489        603,236
                                                     -----------    -----------

          Total operating expenses                     2,064,106      2,081,312
                                                     -----------    -----------

(LOSS)/INCOME FROM OPERATIONS                         (1,267,061)       348,347
                                                     -----------    -----------

OTHER (EXPENSE) INCOME:
  Interest expense and financing costs                  (122,524)      (116,101)
  Interest income                                         11,609         11,538
  Miscellaneous income (expense)                          48,400         41,351
                                                     -----------    -----------

          Total other expenses - net                     (62,515)       (63,212)
                                                     -----------    -----------

(LOSS)/INCOME BEFORE INCOME TAXES                     (1,329,576)       285,135

INCOME TAX/ PROVISION                                         --        126,000
                                                     -----------    -----------

NET (LOSS)/ INCOME                                   $(1,329,576)   $   159,135
                                                     -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS   $(1,329,576)   $   159,135
                                                     ===========    ===========
(Loss)/Income per common share
  Basic                                              $      (.10)   $      0.01
                                                     ===========    ===========
  Diluted                                            $      (.10)   $      0.01
                                                     ===========    ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED JUNE 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

                           PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                          -----------------    --------------------      PAID-IN
                          SHARES     AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT         TOTAL
                          ------     ------      ------      ------      -------       -------         -----
BALANCE MARCH 31, 2001    250,000    $ 2,500   12,678,232   $ 63,391   $ 2,609,998   $  (575,800)   $ 2,100,089

   Net Income                                                                         (1,329,576)    (1,329,576)
                         --------    -------  -----------   --------   -----------   -----------    -----------
BALANCE JUNE 30, 2001     250,000    $ 2,500   12,678,232   $ 63,391   $ 2,609,998   $(1,905,376)   $   770,513
                         --------    -------  -----------   --------   -----------   -----------    -----------

See notes to consollidated financial statements

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF CASH FLOWS
QUARTER ENDED JUNE 30, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                        2001               2000
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $(1,329,576)       $   159,135
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Amortization of prepaid financing fees                                2,917                 --
    Depreciation and amortization                                        81,162             48,215
    Amort.of deferred gain on sale of assets                             (5,161)                --
    Deferred taxes                                                           --            (10,000)
    Changes in assets and liabilities:
     Restricted cash                                                    245,275            151,727
     Accounts receivable                                                 (7,037)           178,201
     Income tax receivable                                              104,291                 --
     Inventory                                                          104,705            118,243
     Prepaid expenses and other assets                                   50,980             40,242
     Advances from related parties                                           --             (7,309)
     Accounts payable                                                   331,210           (223,430)
     Accrued expenses                                                   (98,154)           241,958
     Income tax payable                                                      --           (314,000)
     VAT payable                                                          7,056            (14,852)
     Other liabilities                                                    3,850             (2,325)
                                                                    -----------        -----------
          Net cash (used in) provided by operating activities          (508,482)           365,805
                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvement and equipment                        (4,074)           (89,901)
                                                                    -----------        -----------
          Net cash used in investing activities                          (4,074)           (89,901)
                                                                    -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank                                                       --             50,000
  Proceeds from other borrowings                                             --            222,000
  Repayments of other borrowings                                        (46,325)           (46,061)
                                                                    -----------        -----------
          Net cash provided by (used in) financing activities           (46,325)           225,939
                                                                    -----------        -----------

NET INCREASE IN CASH                                                   (558,881)           501,843
CASH, BEGINNING                                                         825,570            215,262
                                                                    -----------        -----------
CASH, END                                                           $   266,689        $   717,105
                                                                    ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                     $    71,804        $    63,510
                                                                    ===========        ===========
  Taxes paid                                                        $        --        $   450,000
                                                                    ===========        ===========
  Financed purchase of fixed assets                                 $    31,670
                                                                    ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

1. BASIS OF PRESENTATION

The interim Consolidated Financial Statements of Prodeo Technologies, Inc. ("Prodeo" or the "Company") include the accounts of Prodeo and all of its divisions, Foundry Operations ( formerly CMP Solutions), Product Operations (formerly VSM Corporation) and Prodeo XS (pre-owned equipment). This information should be read in conjunction with the financial statements set forth in the Prodeo Annual Report on Form 10-K for the year ended March 31, 2001.

The accompaning financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Prodeo's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Prodeo's financial position as of June 30, 2001 and its results of operations and its cash flows for the three month periods ended June 30, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The company's continuation as a going concern depends upon its ability to generate sufficient cashflow to meet its obligations on a timely basis, obtain refinancing of certain of its debt and return to profitable operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that entities record all derivatives as assets or liabilities, measured at fair value, with the change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivatives and whether it qualifies for hedge accounting. The statement (as amended) is effective for the Company's fiscal year ending March 31, 2002. The adoption of the statement did not have a material effect in the Company's financial position or results of operations.

2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles Assets". SFAS 141 is effective immediately and SFAS 142 will be effective for the Company's fiscal year beginning April 1, 2002. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 financial statements.

3. INVENTORIES

At June 30,2001 and March 31, 2001, inventories consisted of the following:

                                                    JUNE 30,         MARCH 31,
                                                      2001             2001
                                                   -----------      -----------
Raw materials                                      $ 1,057,643      $ 1,020,685

Work-in-progress                                       811,725          934,744
Pre-owned equipment held for resale                  1,617,287        1,635,931
                                                   -----------      -----------

Total                                                3,486,655        3,591,360
Less allowance for obsolete inventories               (256,317)        (256,317)
                                                   -----------      -----------

Inventories - net                                  $ 3,230,338      $ 3,335,043
                                                   ===========      ===========

4. EQUITY

During the three-month period ending June 30, 2001, no comon shares were issued. The total common shares outstanding is 12,678,232 shares.

5. BASIC AND DILUTED EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the quarter ended June 30, 2001 and 2000:

                                                    JUNE 30, 2001                             JUNE 30, 2000
                                      ---------------------------------------   ---------------------------------------
                                        INCOME         WEIGHTED     PER SHARE     INCOME         WEIGHTED     PER SHARE
                                        (LOSS)      AVERAGE SHARES    AMOUNT      (LOSS)      AVERAGE SHARES    AMOUNT
                                      -----------    -----------      ------    -----------    -----------      ------
Net income (loss)                     $(1,329,576)    12,678,232      $(0.10)   $   159,135     12,318,802      $ 0.01

Less noncash discount on proceeds
  of preferred stock for beneficial
  conversion feature                           --             --          --             --             --          --
                                      -----------    -----------      ------    -----------    -----------      ------
Basic Earnings (Loss) Per Share -
  Income (Loss) available to
common shareholders                    (1,329,576)    12,678,232       (0.10)       159,135     12,318,802        0.01

Effect of dilutive securities:
  Options                                      --             --          --             --        976,906          --

  Warrants                                     --             --          --             --             --          --

  Convertible preferred stock                  --             --          --             --        250,000          --

  6% convertible debentures                    --             --          --            780         10,415          --

  9.5% convertible debentures                  --             --          --          2,817         36,500          --
                                      -----------    -----------      ------    -----------    -----------      ------

Diluted Earnings (Loss) Per Share     $(1,329,576)    12,678,232      $(0.10)   $   162,732     13,592,623      $ 0.01

Warrants to purchase approximately 20,000 of common stock at $6 per share and approximately 4,562 shares at $5 per share were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding as of June 30, 2001. These shares were not included in the calculation of diluted earnings per share in the first quarter of fiscal 2002 due to the antidilutive effect they would have on earnings (loss) per share if converted.

In calculating earnings per share for the three months ended June 30, 2001, the effect of 690,017 shares related to options, 250,000 shares of common stock issuable upon the conversion of the Company's convertible preferred stock, and approximately 36,500 shares issuable upon conversion of the Company's 9.5 percent convertible debentures were not used for computing dilutive earnings per share because the results would be antidilutive.

6. DEBT

Following is a list of current debt obligations due during the second quarter ending September 30, 2001:

     DUE DATE                       LENDER             PRINCIPAL AMOUNT DUE
     --------                       ------             --------------------
     September 30, 2001        Imperial Bank                $1,800,000
     August 31, 2001           TLD Funding Group            $  207,181
     August 31, 2001           TLD Funding Group            $  554,453
     August 31, 2001           TLD Funding Group            $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matured March 9, 2001, and is secured by substantially all assets of Prodeo. The maturity date of the note was extended to September 30, 2001 to provide additional time for Imperial Bank to renew the revolving line of credit. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. The current outstanding balance as of June 30, 2001 is approximately $1,800,000.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 which was used to purchase all the outstanding shares of VSM. Payment was due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note included a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. The current outstanding balance is $532,430. TLD Funding Group has extended the note due date to August 31, 2001.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which expired on February 28, 2001. The maturity date of the note was extended to August 31, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of June 30, 2001 at 1.5% per month. The line is personally guaranteed by two Prodeo shareholders and two related companies. TLD Funding Group has extended the note due date to August 31, 2001.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At June 30, 2001, Prodeo owed approximately $554,453 under this line of credit. TLD Funding Group extended the note due to August 31, 2001.

7. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES - On April 9, 2000, the Company and Don Jackson, the Company's Chief Executive Officer, were named as defendants in a lawsuit filed in the state of Colorado: John Botdorf v. Sitek, Inc. et al., District Court and County of Denver, State of Colorado, Case No. OOCV195 1. Mr. Botdorf alleges that the Company breached a contract entered into with Mr. Botdorf in July of 1999 for consulting services involving equity funding for the Company. Additionally, Mr. Botdorf claims that the Company made false representations and fraudulent non-disclosure with respect to the July 1999 agreement. Mr. Botdorf is seeking an option to purchase 600,000 shares of the Company's capital stock at $0.25 per share and other damages in an amount to be proven at trail. After removing this case from state court to federal court, the Company filed a motion to dismiss the complaint based upon Colorado's lack of personal jurisdiction over the Defendants and for failure to state a claim upon which relief may be granted and a motion to transfer the case to federal court in Phoenix, Arizona. The motion to transfer the case to federal court in Phoenix was granted. On July 23, 2001, the motion to dismiss was granted in part and denied in part. The Arizona court dismissed the fraud and fraudulent non-disclosure claims but is providing Mr. Botdorf an opportunity to re-state the fraud claims and file a motion to amend the complaint and an amended complaint by mid-August 2001. The court denied the breach of contract portion of the motion to dismiss so that portion of the complaint against the Company will be litigated in any event.

EMPLOYMENT AGREEMENT - The Company entered into a five-year employment agreement dated June 7, 1999 with its Chief Executive Officer under which if he is terminated without cause, the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary.

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

8. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

There are three reportable segments - Prodeo XS, Foundry Operations, and Product Operations. Prodeo XS is in the business of buying and selling pre-owned semiconductor manufacturing equipment. Foundry Operations is in the market development stage of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. Product Operations is a supplier of wafer processing thermal systems and complex, ultra high purity gas and vapor control systems used in the manufacture of silicon wafers.

The accounting policies applied to determine the segment information are the same as those described in the March 31, 2001 10-K. Interest expense on long-term debt is allocated based upon the specific identification of debt incurred to finance leasehold improvements and equipment.

Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Financial information with respects to the reportable segments follows for the quarters ended June 30, 2001 and June 31, 2000:

Quarter Ended                       Prodeo         Foundry        Product
June 30, 2001                         XS         Operations      Operations       TOTAL
-------------                     -----------    -----------    -----------    -----------
Revenue from external customers   $   118,000    $    86,340    $ 1,452,793    $ 1,657,133
Interest Expense                  $     1,887    $    28,106    $    92,531    $   122,524
Depreciation & amortization       $     1,758    $    13,771    $    65,633    $    81,162
Segment profit (loss)             $   (24,796)   $  (389,689)   $  (915,091)   $(1,329,576)


Quarter Ended                       Prodeo         Foundry        Product
June 30, 2000                         XS         Operations      Operations       TOTAL
-------------                     -----------    -----------    -----------    -----------
Revenue from external customers   $ 2,837,225    $    96,471    $ 1,593,220    $ 4,526,916
Interest Expense                  $   102,634    $    13,251    $       216    $   116,101
Depreciation & amortization       $    24,364    $    15,084    $     8,767    $    48,215
Segment profit (loss)             $   106,068    $  (202,762)   $   255,829    $   159,135

9. SUBSEQUENT EVENTS

Prodeo has entered into a letter of intent with a major technology company based in China founded in 1986 and ranked as one of that country's top ten electronics firms. This joint venture will develop and manufacture new semiconductor manufacturing equipment products to be supplied to fabrication plants in China and worldwide markets. The companies are currently drafting the joint venture agreement which is expected to be signed during the third fiscal quarter for 2002.

On July 25,2001, Prodeo notified ATSI under the terms of the Separation Agreement (the "Agreement") that it was in material breach of such Agreement. This breach is the result of ATSI's failure to provide royalty payments and sales reports in accordance with the Agreement. A royalty payment of $162,073 is past due for the period of August 1, 2000 to March 31, 2001. ATSI has 45 days to cure this breach. Depending upon actions during this 45 day period, the Company may consider establishing a reserve against this royalty payment receivable. If the breach is not cured, Prodeo will terminate the agreement and pursue all available remedies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. Net sales were $1,657,133 for the three months ended June 30,2001, compared to $4,526,916 in the same period in 2000, a decline of 63.4%. This decline is due mainly to lower revenues from sales of pre-owned semiconductor capital equipment which were $118,000 in the three months ended June 30, 2001 compared to $2,837,225 in the same period of 2000. Manufacturing sales by Product Operations ("VSM") for the three months ended June 30, 2001, were down 8.8% to $1,452,793 compared to $1,593,220 for the same period in 2000. Product Operations sales represent 87.6% of total net sales in the fiscal quarter ended June 30, 2001, with sales of pre-owned equipment representing 7.1%. During this same period in 2000, Product Operations sales were approximately 35.2% of total net sales and pre-owned equipment represented approximately 62.6% of total sales. During the fiscal quarter ended June 30, 2001, Foundry Operations ("CMP") continued in its development of sales and establishment of a customer base. Foundry Operations had revenues of $86,340 during the current fiscal quarter compared to $96,471 in the same period of 2000. This overall drop in revenues for the Company's three divisions is due to the slowdown in the semiconductor industry.

GROSS MARGINS. Consolidated gross margins were $797,045 or 48.1% of net sales in the fiscal quarter ended June 30, 2001 compared to $2,429,659 or 53.7% of net sales in the fiscal quarter ended June 30, 2000. This decrease in gross margin of approximately 67.2% is attributed to lower sales in pre-owned equipment and the general slowdown in the semiconductor sector.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $1,622,617 or 97.9% of net sales, in selling, general and administrative expenses in the fiscal quarter ending June 30, 2001 compared to $1,478,076, or 32.6% of net sales, for the same period in 2000. The majority of the selling, general and administrative expenses are related to marketing and advertising and general business activities. However, the actual increase of expenses for the fiscal quarter ended June 30, 2001 compared to the same period in 2000 can be attributed to the group health plan benefits, contract labor, certain salaries and wages and depreciation.

RESEARCH AND DEVELOPMENT. Research, development and engineering expenses were $441,489, or 26.6% of net sales for the fiscal quarter ended June 30,2001 compared to $603,236, or 13.3% of net sales, for the same fiscal quarter in 2000.

NET LOSS. Net Loss for the fiscal quarter ended June 30, 2001 was ($1,329,576) compared to net income of $159,135 for the fiscal quarter ended June 30, 2000. The net loss resulted from lower sales in pre-owned equipment and general slowdown in the semiconductor sector.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001 Prodeo had cash of $266,689 available for general use and $996,662 of cash allocated to a specific development project. Prodeo will require additional capital during the next twelve months to meet its operating needs, including the repayment of debt obligations (described below), product development and general working capital requirements.

Prodeo will need private funding and new available credit to support the Company's plan of operations. Prodeo is currently working with several public and private financial organizations to restructure debt obligations and fund product development. There can be no assurance that funds will be raised or revenues will increase to a level to support current operations. There is no assurance that Prodeo will attract capital or that the funds, if acquired, will be sufficient to assist meeting Prodeo's debt obligations, operating capital requirements and product development.

Neither management nor other of Prodeo's shareholders have made commitments to provide additional funds to Prodeo. As a result, there can be no assurance that any additional funds will be available to Prodeo to allow it to cover its capital needs. Management has a contingency plan to allow Prodeo to sustain itself while seeking refinancing and additional funding. The success of this plan depends upon: (i) Product Operations holding its market position and increasing revenues; (ii) Foundry Operations increasing revenues and adding new customers; (iii) Prodeo XS significantly increasing revenues from its sales of pre-owned equipment inventories which still has substantial market value (estimated $5.0 million); (iv) collecting receivables timely; and (v) new products introduced in fiscal years 2000 and 2001 achieving acceptance and generating additional revenues. The basis of this plan has been the reassignment of certain non-sales knowledgable and experienced personnel to assist in increasing our sales production and support broader marketing activities. If this contingency plan is not successful, the Company will need to substantially reduce and/or temporarily shutdown operations until funding is available or significant sales are completed. Under these circumstances, the Company would be forced to stop development activities and reduce its production of semiconductor equipment, all of which could have a material adverse effect on the Company.

Following is a list of current debt obligations due during the second quarter ending September 30, 2001:

     DUE DATE                       LENDER             PRINCIPAL AMOUNT DUE
     --------                       ------             --------------------
     September 30, 2001        Imperial Bank                $1,800,000
     August 31, 2001           TLD Funding Group            $  207,181
     August 31, 2001           TLD Funding Group            $  554,453
     August 31, 2001           TLD Funding Group            $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Imperial Bank in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matured March 9, 2001, and is secured by substantially all assets of Prodeo. The maturity date of the note was extended to September 30, 2001 to provide additional time for Imperial Bank to renew the revolving line of credit. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. The current outstanding balance as of June 30, 2001 is approximately $1,800,000.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 which was used to purchase all the outstanding shares of VSM. Payment was due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note included a financing fee of $70,000, which was amortized over the life of the loan. The loan is unsecured. The current outstanding balance is $532,430. TLD Funding Group has extended the note due date to August 31, 2001.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which expired on February 28, 2001. The maturity date of the note was extended to August 31, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of June 30, 2001 at 1.5% per month. The line is personally guaranteed by two Prodeo shareholders and two related companies. TLD Funding Group has extended the note due date to August 31, 2001.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At June 30, 2001, Prodeo owed approximately $554,453 under this line of credit. TLD Funding Group extended the note due to August 31, 2001.

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

Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied in such forward looking statements. Such risks for Prodeo include but are not limited to expected sales revenue levels, delays in research and development, inadequate funding, the availability of pre-owned equipment, customers' reactions to the Company's new proprietary equipment and other such uncertainties. Some of these and other uncertainties and risk factors are discussed in greater detail in the Company's Form 10-K for the fiscal year ended March 31, 2001 filed with the Securities and Exchange Commission and available from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The company is subject to certain risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

INTEREST RATE RISK

The Company utilizes bank borrowings and borrowings from other sources to finance the working capital and capital requirements of the business. At June 30, 2001, the Company had outstanding $182,500 of convertible debentures with a fixed interest rate of 9.5% and due in fiscal 2003. Additionally, the Company utilizes a revolving line of credit to support working capital needs. The Company repaid $46,325 of the borrowings during the quarter ended June 30, 2001 and borrowed and repaid $272,000 and $46,061, respectively during the same quarter in fiscal year 2001 at an average interest rate of 19.37% and 19.06% in the first quarter of fiscal 2002 and 2001, respectively. Borrowings under the line of credit bear interest at the bank's prime rate plus 4%.

The company had borrowings outstanding under an equipment line of credit of $207,181 as of June 30, 2001 at an effective interest rate of approximately 18%. Additionally, the Company had outstanding borrowings under another equipment line of credit with the same lender of $554,453 and $600,000 as of first fiscal quarter 2002 and 2001, respectively, at an effective annual interest rate of approximately 24%. Finally, the Company had an outstanding balance under an acquisition loan with the same private lender of $532,431 and $487,000 for the first fiscal quarter 2002 and 2001, respectively, at an effective annual interest rate of approximately 24%.

FOREIGN CURRENCY RISK

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency. However, these expenses accounted for less than 1% of net sales in the quarter ended June 30 in fiscal 2002 and 2001.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

See Financial Note 5.

ITEM 2: CHANGE IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULT UPON SENIOR SECURITIES

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K in the quarter covered by this 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Prodeo Technologies, Inc.
                                       (Registrant)


Date: August 14, 2001                  By: /s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer


Date: August 14, 2001                  By: /s/ David A. Bays
                                           -------------------------------------
                                           David A. Bays
                                           Chief Financial Officer