Form 10-Q
period 2001-09-30
PRODEO TECHNOLOGIES INC
filed 2001-11-14
CIK 849862

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2001

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,750,232 shares of common stock outstanding as of November 2, 2001.

================================================================================

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets September 30, 2001 (unaudited)
        and March 31, 2001                                                     3

        Consolidated Statements of Operations
        Three and Six Months ended September 30, 2001 and 2000 (unaudited)     4

        Consolidated Statement of Stockholders' Equity
        Six Months ended September 30, 2001 (unaudited)                        5

        Consolidated Statements of Cash Flows
        Six Months ended September 30, 2001 and 2000 (unaudited)               6

        Notes to Consolidated Financial Statements
        Six Months ended June 30, 2001 and 2000                                7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         11

Item 3. Quantitative and Qualitative Disclosures about Market Risks           13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     14

Item 2. Change in Securities and Use of Proceeds                              14

Item 3. Default upon Senior Securities                                        14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

PRODEO TECHNOLOGIES, INC (Formerly Sitek, Incorporated)

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001 AND MARCH 31, 2001
--------------------------------------------------------------------------------

                                                     SEPTEMBER 30,   MARCH 31,
                                                         2001          2001
                                                      -----------   -----------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                $   121,351   $   825,570
  Restricted cash                                               0     1,241,937
  Accounts receivable (Net of allowance for doubtful
    accounts of $44,482 and $48,000 at September 30
    and March 31, 2001)                                   962,148     1,491,776
  Inventory                                             2,970,650     3,335,043
  Prepaid expenses and other assets                       116,773       147,594
  Income tax receivable                                    24,817       129,108
                                                      -----------   -----------
          Total current assets
                                                        4,195,739     7,171,028

PROPERTY AND EQUIPMENT                                    998,893     1,060,903
OTHER ASSETS                                               75,392        71,035
INTANGIBLES - Net                                         365,224       406,067
                                                      -----------   -----------

TOTAL                                                 $ 5,635,248   $ 8,709,033
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDER' EQUITY
CURRENT LIABILITIES:
  Payable to banks                                      1,200,759     1,800,000
  Advances from related parties                            60,941        60,941
  Trade accounts payable                                2,262,153     1,797,015
  Other accrued liabilities                             1,338,978     1,299,521
  Current portion of other borrowings                   1,555,584     1,558,777
                                                      -----------   -----------

          Total current liabilities                     6,418,415     6,516,254
                                                      -----------   -----------

OTHER BORROWINGS (Note 6)                                  89,797        80,229
                                                      -----------   -----------

OTHER LIABILITIES                                           8,000        12,461
                                                      -----------   -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $.01 par value - authorized,
    5,000,000 shares; issued, 250,000 shares;
    liquidation value, $1,500,000                           2,500         2,500
  Common stock, $.005 par value - authorized,
    50,000,000 shares; issued and outstanding,
    12,750,232 shares at September 30 and 12,678,232
     shares at March 31, 2001                              63,751        63,391

  Additional paid -in- capital                          2,636,638     2,609,998

  Deficit                                              (3,583,853)     (575,800)
                                                      -----------   -----------

          Total stockholder's (deficit) equity           (880,964)    2,100,089
                                                      -----------   -----------

TOTAL                                                 $ 5,635,248   $ 8,709,033
                                                      ===========   ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                             Three Months Ended             Six Months Ended
                                                September 30                  September 30
                                         --------------------------    --------------------------
                                            2001           2000           2001           2000
                                         -----------    -----------    -----------    -----------
SALES - NET                              $ 1,199,970    $ 4,674,042    $ 2,857,103    $ 9,200,958

COST OF GOODS SOLD                           675,369      1,980,391      1,535,457      4,077,648
                                         -----------    -----------    -----------    -----------

     Gross profit                            524,601      2,693,651      1,321,646      5,123,310
                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Selling, general and administrative      1,580,084      1,532,731      3,202,701      3,010,806
  Research and development                   429,583        506,884        871,072      1,110,120
                                         -----------    -----------    -----------    -----------

     Total operating expenses              2,009,667      2,039,615      4,073,773      4,120,926
                                         -----------    -----------    -----------    -----------

(LOSS)/INCOME FROM OPERATIONS             (1,485,066)       654,036     (2,752,127)     1,002,384
                                         -----------    -----------    -----------    -----------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs      (124,982)      (142,141)      (247,506)      (258,242)
  Interest Income                              4,213         17,230         15,822         28,768
  Miscellaneous income (expense)             (72,642)         6,625        (24,292)        47,976
                                         -----------    -----------    -----------    -----------

     Total other expenses - net             (193,411)      (118,286)      (255,926)      (181,498)
                                         -----------    -----------    -----------    -----------

(LOSS)/INCOME BEFORE INCOME TAXES         (1,678,477)       535,750     (3,008,053)       820,886

INCOME TAX/PROVISION                              --        226,000             --        352,000
                                         -----------    -----------    -----------    -----------

NET (LOSS)/INCOME                        $(1,678,477)   $   309,750    $(3,008,053)   $   468,886
                                         ===========    ===========    ===========    ===========
(Loss)/Income per common share
  Basic                                  $      (.13)   $      0.03    $      (.24)   $      0.04
                                         ===========    ===========    ===========    ===========

  Diluted                                $      (.13)   $      0.02    $      (.24)   $      0.04
                                         ===========    ===========    ===========    ===========

PRODEO TECHNOLOGIES, INC (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited)
--------------------------------------------------------------------------------

                                       PREFERRED STOCK             COMMON STOCK          ADDITIONAL
                                    ----------------------   -------------------------    PAID- IN
                                     SHARES       AMOUNT       SHARES        AMOUNT        CAPITAL     (DEFICITS)        TOTAL
                                    ---------    ---------   -----------   -----------   -----------   -----------    -----------
BALANCE MARCH 31, 2001                250,000    $   2,500    12,678,232   $    63,391   $ 2,609,998   $  (575,800)   $ 2,100,089

  Net Loss                                                                                              (3,008,053)    (3,008,053)
  Issuance of common shares stock          --                     72,000           360        26,640                       27,000
                                    ---------    ---------   -----------   -----------   -----------   -----------    -----------

BALANCE SEPTEMBER 30, 2001            250,000    $   2,500    12,750,232   $    63,751   $ 2,636,638   $(3,583,853)   $  (880,964)
                                    =========    =========   ===========   ===========   ===========   ===========    ===========

See notes to  consolidated financial statements

PRODEO TECHNOLOGIES, INC (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                    2001            2000
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                              $(3,008,053)    $   468,886
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid financing fees                           2,917              --
      Depreciation and amortization                                  177,346         131,878
      Amort.of deferred gain on sale of assets                       (10,322)             --
      Deferred taxes                                                      --         (10,000)
      Deferred rent expense                                            5,861              --
      Stock issued for services                                       27,000              --
      Changes in assets and liabilities:
        Restricted cash                                            1,241,987         174,285
        Accounts receivable                                          529,628        (646,703)
        Income tax receivable                                        104,291              --
        Inventory                                                    364,393        (694,262)
        Prepaid expenses and other assets                             23,547          10,451
        Advances from related parties                                     --          (7,309)
        Accounts payable                                             465,138         912,024
        Accrued expenses                                              39,457         (21,109)
        Income tax payable                                                --         (88,000)
        VAT payable                                                       --         (19,665)
        Other liabilities                                                 --          (4,672)
                                                                 -----------     -----------
          Net cash (used in) provided by operating activities        (36,860)        205,804
                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvement and equipment                   (117,726)       (264,840)
  Purchase from leasehold improvement reimbursement                   43,233              --
                                                                 -----------     -----------
          Net cash used in investing activities
                                                                     (74,493)       (264,840)
                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                                    --          50,000
  Proceeds from other borrowings                                      73,779         244,705
  Repayments of other borrowings                                    (666,645)        (72,948)
  Issuance of commmon stock                                               --          53,091
                                                                 -----------     -----------
          Net cash provided by (used in) financing activities       (592,866)        274,848
                                                                 -----------     -----------

NET INCREASE(DECREASE) IN CASH                                      (704,219)        215,812
CASH, BEGINNING                                                      825,570         215,262
                                                                 -----------     -----------
CASH, END                                                        $   121,351     $   431,074
                                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $   148,977     $    59,209
                                                                 ===========     ===========

  Taxes paid                                                     $        --     $   440,000
                                                                 ===========     ===========

  Converted debt to stock                                        $        --     $    88,244
                                                                 ===========     ===========

  Financed purchase of fixed assets                              $    31,670          68,000
                                                                 ===========     ===========

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 2001 AND 2000

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Prodeo's annual financial statements except as modified for interim accounting policies which are within the guidelines set forth in Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Prodeo's financial position as of September 30, 2001 and its results of operations and its cash flows for the three month periods ended September 30, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and other Intangible Assets". SFAS 141 is effective immmediately and SFAS 142 will be effective for the Company's fiscal year beginning April 1, 2002. The effect of Adopting SFAS 141 did not have a significant impact on the Company's financial statements. The Company is currently evaluating the provisions of SFAS 142 and has not adopted such provisions in its September 30, 2001 financial statements.

In August 2001, the FASB issued SFAS No.144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" which supercedes SFAS 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" and will be effective for the Company's fiscal year beginning April 1, 2002. The Company is currently evaluating the provisions of SFAS 144 and has not adopted such provisions in its September 30, 2001 financial statements.

3. INVENTORIES

At September 30,2001 and March 31, 2001, inventories consisted of the following:

                                                   SEPTEMBER 30,     MARCH 31,
                                                       2001            2001
                                                   -----------      -----------
Raw materials                                      $   996,403      $ 1,020,685

Work-in-progress                                       689,816          934,744
Pre-owned equipment held for resale                  1,540,748        1,635,931
                                                   -----------      -----------

Total                                                3,226,967        3,591,360
Less allowance for obsolete inventories               (256,317)        (256,317)
                                                   -----------      -----------

Inventories - net                                  $ 2,970,650      $ 3,335,043
                                                   ===========      ===========

4. EQUITY

During the three month period ending September 30, 2001, 72,000 shares of comon shares were issued to one of the directors for services provided from April through December 2001 resulting in compensation expense of $27,000 for the period.

5. BASIC AND DILUTED EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the quarter ended September 30, 2001 and 2000:

                                                        Three Months Ended              Six Months Ended
                                                             September                      September
                                                   ----------------------------    ---------------------------
                                                       2001            2000           2001            2000
                                                   ------------    ------------    -----------    ------------
Net income (loss)                                  $ (1,678,477)   $    309,750    $(3,008,053)   $    468,886

Interest on convertible debentures                           --           1,662             --           3,901
Income (Loss) available to common shareholders
  plus assumed conversions                         $ (1,678,477)   $    311,412    $(3,008,053)   $    472,787

Weighted average shares outstanding                  12,725,189      12,377,390     12,701,839      12,358,527

Effect of dilutive securities:
  Options                                                    --         528,786             --         737,526
  Warrants                                                   --              --             --              --
  Convertible preferred stock                                --         250,000             --         250,000
  Convertible debentures                                     --          54,332             --          42,299

Adjusted Weighted average shares outstanding         12,725,189      13,210,508     12,701,839      13,388,352

Basic Earnings (Loss) Per Share                    $       (.13)   $       0.03    $      (.24)   $       0.04

Diluted Earnings (Loss) Per Share                  $       (.13)   $       0.02    $      (.24)   $       0.04

Warrants to purchase approximately 20,000 of common stock at $6 per share, 175,000 shares contingently issuable upon settlement of a lawsuit (Note 7) and approximately 4,562 shares at $5 per share were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding as of September 30, 2001. These shares were not included in the calculation of diluted earnings per share in the second quarter of fiscal 2002 due to the antidilutive effect they would have on earnings (loss) per share if converted.

In calculating earnings per share for the three and six months ended September 30, 2001, the effect of 250,000 shares of common stock issuable upon the conversion of the Company's convertible preferred stock, and approximately 52,000 shares issuable upon conversion of the Company's 9.5 percent convertible debentures were not used for computing dilutive earnings per share because the results would be antidilutive.

6. DEBT

Following is a list of current debt obligations due during the quarter ending September 30, 2001:

     DUE DATE                        LENDER              PRINCIPAL AMOUNT DUE
     --------                        ------              --------------------
     See Below                  Comerica Bank                 $1,200,759
     See Below                  TLD Funding Group             $  207,181
     See Below                  TLD Funding Group             $  554,453
     See Below                  TLD Funding Group             $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Comerica Bank (formerly Imperial) in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matured March 9, 2001, and is secured by all assets of Prodeo. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. At the recent request of Comerica, the Company anticipates entering into a Forebearance Agreement since the Company is currently not in compliance with certain debt covenants. This Agreement will require the Company to make specific periodic payments sufficient enough to reduce the outstanding balance to an amount that is to be determined. The current outstanding balance as of September 30, 2001 is approximately $1,200,759.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 which was used to purchase all the outstanding shares of VSM. Payment was due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note included a financing fee of $70,000, which was amortized over the life of the loan. The maturity date of this note was extended to August 31, 2001 to permit time for re-financing. The current outstanding balance is $532,430. TLD Funding Group has not extended this note. This loan is unsecured.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which expired on February 28, 2001. The maturity date of the note was extended to August 31, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of September 30, 2001 at 1.5% per month. The line is personally guaranteed by a Prodeo shareholder. TLD Funding Group has not extended the note.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At September 30, 2001, Prodeo owed approximately $554,453 under this line of credit. TLD Funding Group had extended this note to August 31, 2001 but has not renewed an extension. This loan is unsecured.

Other notes payable for $168,816 includes debt obligations for insurance and transportation equipment a total of five seperate capital leases. These leases have a term of five years and represent purchases of manufacturing equipment, computer equipment and related software.

7. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES - On April 9, 2000, the Company and Don Jackson, the Company's Chief Executive Officer, were named as defendants in a lawsuit filed in the state of Colorado: John Botdorf v. Sitek, Inc. et al., District Court and County of Denver, State of Colorado, Case No. OOCV195 1 and subsequently transferred to U.S. District Court for the District of Arizona, Case No. CIV 00-1995-PHX-RCB. On October 19, 2001, an out-of-court settlement was reached that provides to John Botdorf, $35,000 paid over 18 months and 175,000 common stock shares to be held in trust by the Company for at least one year. The settlement agreement is currently under review and it is anticipated that both parties will sign the document. Included in other expenses is $77,000 representing the estimated costs to settle this lawsuit.

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

The Stock Purchase Agreement provided for another possible $1,500,000 investment; however, in September 2001, the corporate investor notified the Company that it will not be making further investments. All cash received under the agreement has been reclassified as not restricted.

8. SEGMENT INFORMATION

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different strategies.

There are three reportable segments - Prodeo XS, Foundry Operations, and Product Operations. Prodeo XS is in the business of buying and selling pre-owned semiconductor manufacturing equipment. Foundry Operations is in market development stages of providing chemical mechanical planarization ("CMP") foundry (wafer processing) and engineering services for semiconductor fabrication customers and manufacturers of optical and micromechanical devices. Product Operations is a supplier of thermal processing systems and complex, ultra high purity gas and vapor control systems used in the manufacture of electronic and optical devices and glass products.

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

Financial information with respects to the reportable segments follows for three and six months ended September 30, 2001 and September 30, 2000:

Three Months Ended                   Prodeo         Foundry         Product
September 30, 2001                     XS          Operations      Operations         TOTAL
------------------                 -----------     -----------     -----------     -----------
Revenue from external customers    $   103,000     $   122,053     $   974,916     $ 1,199,969
                                   ===========     ===========     ===========     ===========

Segment/Operating Loss             $   (53,165)    $  (392,071)    $(1,039,830)    $(1,485,066)
Net Other Expense (Loss)           $    (3,724)    $   (37,547)    $  (152,140)    $  (193,411)
Loss before Income Taxes           $   (55,077)    $  (413,312)    $(1,133,088)    $(1,601,477)
Depreciation & Amortization        $     2,233     $    19,340     $    74,611     $    96,184

Three Months Ended                   Prodeo         Foundry         Product
September 30, 2000                     XS          Operations      Operations         TOTAL
------------------                 -----------     -----------     -----------     -----------
Revenue from external customers    $ 1,648,000     $   688,319     $ 2,337,723     $ 4,674,042
                                   ===========     ===========     ===========     ===========

Segment Operating Income           $  (289,870)    $   167,914     $   775,992     $   654,036
Net Other Expense Loss             $   (93,160)    $   (12,373)    $   (12,753)    $  (118,286)
Income (Loss) before Income Taxes  $  (383,030)    $   155,541     $   763,239     $   535,750
Depreciation & Amortization        $    57,795     $    10,056     $     5,812     $    73,663

Six months Ended                     Prodeo         Foundry         Product
September 30, 2001                     XS          Operations      Operations         TOTAL
------------------                 -----------     -----------     -----------     -----------
Revenue from external customers    $   221,000     $   208,393     $ 2,427,710     $ 2,857,103
                                   ===========     ===========     ===========     ===========

Segment Operating Loss             $   (77,315)    $  (768,296)    $(1,906,516)    $(2,752,127)
Net Other Expense (Loss)           $    (4,370)    $   (51,010)    $  (200,546)    $  (255,926)
Loss before Income Taxes           $   (79,873)    $  (803,000)    $(2,048,180)    $(2,931,053)
Depreciation & Amortization        $     3,991     $    33,111     $   140,244     $   177,346

Six months Ended                     Prodeo         Foundry         Product
September 30, 2000                     XS          Operations      Operations         TOTAL
------------------                 -----------     -----------     -----------     -----------
Revenue from external customers    $ 4,465,500     $   804,515     $ 3,930,943     $ 9,200,958
                                   ===========     ===========     ===========     ===========

Segment Operating Income           $    26,848     $   (56,462)    $ 1,031,998     $ 1,002,384
Net Other (Expense) Income         $  (177,809)    $     9,241     $   (12,929)    $  (181,498)
Income (Loss) before Income Taxes  $  (150,962)    $   (47,221)    $ 1,019,068     $   820,886
Depreciation & Amortization        $    92,158     $    25,140     $    14,579     $   131,878

9. SUBSEQUENT EVENTS

On July 25, 2001, Prodeo notified Advanced Technology Services, Inc. ("ATSI") under the terms of the Separation Agreement that they were in material breach. This breach derives from ATSI's failure to provide royalty payments and sales reports. On November 1, 2001, the Company received a proposed settlement offer for the sale of ATSI which is currently being evaluated. The Company must respond by November 13 with its acceptance or counter proposal.

On October 9,2001, Prodeo was named as a defendant in a lawsuit filed in the Arizona State court. The lawsuit involves one plaintiff; Cathy Lynn Colvin. v. Prodeo Technologies, Inc. et al., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 2001-092319. Ms. Colvin, a former employee of Prodeo, claims she was wrongfully terminated. Ms. Colvin also alleges breach of contract and statutory violations for failure to timely pay accrued commissions. Prodeo has paid its estimate of the disputed commission amount due. Prodeo has filed its answer to the complaint, and plans to defend itself vigorously. Ms. Colvin is seeking damages on her disputed commissions and other damages in an amount to be proven at trial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. Net sales were $1,199,970 for the three months ended September 30, 2001 compared to $4,674,042 in the same period in 2000, a decline of 74.3%. For the six months ended September 30, 2001, net sales were $2,857,103 compared to $9,200,958 for the same period in 2000, a decline of 68.9%. The decline is due to lower revenues from sales of all semiconductor equipment. Pre-owned semiconductor equipment sales were $103,000 in the three months ended September 30, 2001 compared to $1,648,000 in the same period of 2000. Manufacturing equipment sales by Product Operations for the three months ended September 30, 2001, were down 58.3% to $974,654 compared to $2,337,723 for the same period in 2000. Product Operations sales represent 81.2% of total net sales in the fiscal quarter ended September 30, 2001, with sales of pre-owned equipment being 8.5%. During this same period in 2000, Product Operations sales was 50% of total net sales and pre-owned equipment was 35%. The sales mix between pre-owned equipment sales versus Product Operations manufacturing sales the quarter ended September 30, 2001 continues to reflect the diminished demand of pre-owned equipment.

During the fiscal quarter ended September 30, 2001, Foundry Operations continued in its development of a broader customer base. Foundry Operations had revenues of $122,053 during the current fiscal quarter compared to $688,319 in the same period of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $1,580,084 in selling, general and administrative expenses in the three months ended September 30, 2001 compared to $1,532,731 for the same period in 2000. For the six months ended September 30, 2000, selling, general and administrative expenses were $3,202,701 compared to $3,010,807 for the same period in 200. The majority of the selling, general and administrative expenses for the three month period ended September 30, 2001 are related to marketing and advertising and general business activities. However, these expenses also include $178,023 in bad debt write-offs.

RESEARCH AND DEVELOPMENT. Research, development and engineering expenses were $429,583 for the three months ended September 30,2001 compared to $605,236 for the same period in 2000. For the six months ended September 30, 2001, research, development and engineering expenses were $871, 072 compared to $1,110,120 for the same period in 2000.

NET LOSS. Net Loss for the fiscal quarter ending September 30, 2001 was ($1,678,477) compared to a net income of $309,750, for the fiscal quarter ending September 30, 2000. For the six months ended September 30, 2001, the net loss was ($3,008,053) compared to a net income of $468,885. The net loss resulted from lower sales in semiconductor equipment and the overall severe downturn in the semiconductor sector.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001 Prodeo had total cash of $121,351 available for general use. Prodeo will require additional capital during the next twelve months to meet its needs, including repayment of debt obligations (described below), product development and general working capital requirements.

Prodeo will need private funding and new available credit to support the Company's plan of operations. Prodeo is currently working with several public and private financial organizations in attempting to restructure our debt obligations and fund product development. In addition, Prodeo is evaluating the strategic alternatives for its lines of business including responding to inquiries from a major customer who has indicated interest in buying one of the Company's business units. If the sale is completed, net proceeds will assist repayment of certain debt obligations. There can be no assurance that funds will be raised or revenues will increase to a level to support our current operations. There is no assurance that Prodeo will attract capital or that the funds, if acquired, will be sufficient to assist meeting Prodeo's debt obligations, operating capital requirements and product development.

Neither management nor other of Prodeo's shareholders have made commitments to provide additional funds to Prodeo. As a result, there can be no assurance that any additional funds will be available to Prodeo to allow it to cover its capital needs. Management has a contingency plan to allow Prodeo to sustain itself while seeking refinancing and additional funding. The success of this plan depends upon: (i) Product Operations increasing its market position and increasing revenues; (ii) certain business units being acquired by an interested party; (iii) Prodeo XS significantly increasing revenues from its sales of pre-owned equipment inventories which still has substantial market value (estimated $4.0 million); (iv) collecting receivables timely; and (v) new products introduced in fiscals 2001 and 2002 achieving acceptance and revenues. The basis of this plan has been the reorganization of certain non-sales knowledgable and experienced personnel to assist in increasing our sales production, support broader marketing activities and hiring additional sales engineers while reducing non-essential staff. If this contingency plan is not successful, the Company will need to substantially reduce and/or temporarily shutdown operations, until funding is available or significant sales are completed. Under these circumstances, the Company would be forced to stop development activities and reduce its production of semiconductor equipment, all of which could have a materially adverse effect on the Company.

Following is a list of current debt obligations due during the in the quarter:

     DUE DATE                        LENDER              PRINCIPAL AMOUNT DUE
     --------                        ------              --------------------
     See Below                  Comerica Bank                 $1,200,759
     See Below                  TLD Funding Group             $  207,181
     See Below                  TLD Funding Group             $  554,453
     See Below                  TLD Funding Group             $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Comerica Bank (formerly Imperial) in the principal amount of $2,000,000. The loan bears interest at prime plus 4%, matures March 9, 2001, and is secured by all assets of Prodeo. Prodeo may borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory. At the recent request of Comerica, the Company anticipates entering into a Forbearance Agreement since the Company is currently not in compliance with certain debt covenants. This Agreement will require the Company to make specific periodic payments sufficient enough to reduce the outstanding balance to an amount that is to be determined. The current outstanding balance as of September 30, 2001 is $1,200,759.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000 which was used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The current outstanding balance is $532,430. TLD Funding Group has not extended this note. This note is unsecured.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which has expired February 28, 2001. The maturity date of the note was extended to August 31, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of June 30, 2001 at 1.5%. The line is personally guaranteed by a Prodeo executive. TLD Funding Group has not extended this note.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At September 30, 2001, Prodeo owed approximately $554,453 under this line of credit. TLD Funding Group had extended this note to August 31, 2001 but has not renewed an extension. This note is unsecured.

Prodeo also issued convertible debentures of $182,500 at 9.5% interest which are convertible into common stock at any time after one year from purchase through their maturity date of June 7, 2001. The debentures bear interest annually and may be paid in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 90% of the average of the five day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures are subject to a mandatory conversion feature on June 7, 2002, at which time all debentures outstanding will be converted to shares of common stock.

Other notes payable for $168,816 includes debt obligations for insurance and transportation equipment a total of five separate capital leases. These leases have a term of five years and represent purchases of manufacturing equipment, computer equipment and related software.

Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied in such forward looking statements. Such risks for Prodeo including but are no limited to, expected sales revenue levels, delays in research and development, inadequate funding, the availability of pre-owned equipment, customers' reactions to the Company's new proprietary equipment and other such uncertainties. Some of these and other uncertainties and risk factors are discussed in greater detail in the Company's Form 10-K for the fiscal year ending March 31, 2001 filed with the Securities and Exchange Commission and available from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The company is subject to certain risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

Interest Rate Risk

The Company utilizes bank borrowings and borrowings from other soucres to finance the working capital and capital requirements of the business. As of September 30, 2001, the Company had outstanding Convertible Debentures of $182,500 with a fixed interest rate of 9.5% and due in fiscal 2003. Additionally, the Company utilizes a revolving line of credit to support working capital needs. The Company borrowed $73,779 and repaid $666,645 during the quarter ended September 30, 2001 and borrowed and repaid $294,705 and $72,948, respectively during the same quarter in year 2000 at an average interest rate of 19.58% and 19.06% in first quarter of fiscal 2002 and 2001, respectively. Borrowings under the line of credit bear interest at the bank's prime rate plus 4%.

The company had borrowings outstanding under an equipment line of credit of $207,181 as of September 30, 2001at an effective rate of aproximately 18%. Additionally, the Company had outstanding borrowings under another equipment line of credit with the same lender of $554,453 and $600,000 as of second fiscal quarter 2002 and 2001, respectively, at an effective annual interest rate of approximately 24%. Finally, the Company had an outstanding balance under an acquisition loan with the same private lender of $532,431and $487,000 for the second fiscal quarter 2002 and 2001, respectively at an effective annual interest rate of approximately 24%.

Foreign Currency Risk

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency. However, these expenses accounted for less than 1% of net sales in the quarter ended September 30 in fiscal 2002 and 2001.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

See Financial Note 7.

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

                                       Prodeo Technologies, Inc.
                                       (Registrant)


Date: November 14, 2001                By: /s/ Dr. Don M. Jackson
                                           -------------------------------------
                                           Dr. Don M. Jackson
                                           President and Chief Executive Officer


Date: November 14, 2001                By: /s/ David A. Bays
                                           -------------------------------------
                                           David A. Bays
                                           Chief Financial Officer