Form 10-Q
period 2001-12-31
PRODEO TECHNOLOGIES INC
filed 2002-02-13
CIK 849862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,750,232 shares of common stock outstanding as of December 31, 2001.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets December 31, 2001 (unaudited)
         and March 31, 2001                                                   3

         Consolidated Statements of Operations
         Three and Nine Months ended December 31, 2001 and 2000 (unaudited)   4

         Consolidated Statement of Stockholders' Equity
         Nine Months ended December 31, 2001 (unaudited)                      5

         Consolidated Statements of Cash Flows
         Nine Months ended December 31, 2001 and 2000 (unaudited)             6

         Notes to Consolidated Financial Statements
         Nine Months ended December 31, 2001 and 2000                         7

     Item 2. Management's Discussion and Analysis of
             Financial Conditions and Results of Operations                  12

     Item 3. Quantitative and Qualitative Disclosures about Market Risks     14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              15

     Item 2.  Other Information                                              15

     Item 3. Exhibits and Reports on Form 8-K                                15

Signatures                                                                   16

PRODEO TECHNOLOGIES, INC (Formerly Sitek, Incorporated)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001 AND MARCH 31, 2001
--------------------------------------------------------------------------------

                                                                             December 31,        March 31,
                                                                                2001               2001
                                                                             -----------        -----------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                                      $    41,462        $   825,570
   Restricted cash                                                                    --          1,241,937
   Accounts receivable (Net of allowance for doubtful accounts
   of $50,482 and $48,000 at December 31and March 31, 2001)                      625,989          1,491,776
   Inventory                                                                   2,844,578          3,335,043
   Prepaid expenses and other assets                                              67,761            147,594
   Income tax receivable                                                              --            129,108
                                                                             -----------        -----------
        Total current assets                                                   3,579,790          7,171,028


PROPERTY AND EQUIPMENT                                                           928,303          1,060,903

OTHER ASSETS                                                                     114,132             71,035

INTANGIBLES - Net                                                                345,303            406,067
                                                                             -----------        -----------
TOTAL                                                                        $ 4,967,528        $ 8,709,033
                                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable to banks                                                           $ 1,200,759        $ 1,800,000
  Advances from related parties                                                   60,941             60,941
  Trade accounts payable                                                       2,170,972          1,797,015
  Other accrued liabilities                                                    1,460,536          1,299,521
  Current portion of other borrowings                                          1,606,714          1,558,777
                                                                             -----------        -----------
        Total current liabilities                                              6,499,922          6,516,254
                                                                             -----------        -----------

OTHER BORROWINGS (Note 6)                                                        137,942             80,229
                                                                             -----------        -----------

OTHER LIABILITIES                                                                  5,000             12,461
                                                                             -----------        -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - authorized, 5,000,000
   shares; issued, 250,000 shares; liquidation value, $1,500,000                   2,500              2,500
  Common stock, $.005 par value - authorized, 50,000,000
   shares; issued and outstanding, 12,750,232 shares at December 31
   and 12,678,232 at March 31, 2001                                               63,751             63,391
  Additional paid - in capital                                                 2,636,638          2,609,998
  Retained earnings (deficit)                                                 (4,378,225)          (575,800)
                                                                              -----------        -----------

        Total stockholder's equity(deficit)                                   (1,675,336)         2,100,089
                                                                             -----------        -----------

TOTAL                                                                        $ 4,967,528        $ 8,709,033
                                                                             ===========        ===========

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 and 2000 (Unaudited)
--------------------------------------------------------------------------------

                                             Three Months Ended December 31        Nine Months Ended December 31
                                            -------------------------------       -------------------------------
                                                2001               2000               2001               2000
                                            ------------       ------------       ------------       ------------
SALES - NET                                 $    781,910       $  4,692,550       $3,639,013 $         13,893,508
COST OF GOODS SOLD                               504,766          3,328,510          2,040,223          7,406,158
                                            ------------       ------------       ------------       ------------

        Gross profit                             277,144          1,364,040          1,598,790          6,487,350
                                            ------------       ------------       ------------       ------------
OPERATING EXPENSES:
  Selling, general and administrative          1,068,980          1,295,546          4,271,681          4,306,352
  Research and development                       244,676            405,245          1,115,748          1,515,365
                                            ------------       ------------       ------------       ------------

        Total operating expenses               1,313,656          1,700,791          5,387,429          5,821,717
                                            ------------       ------------       ------------       ------------

(LOSS)/INCOME FROM OPERATIONS                 (1,036,512)          (336,751)        (3,788,639)           665,633
                                            ------------       ------------       ------------       ------------
OTHER (EXPENSE) INCOME:
  Interest expense and financing costs          (117,870)          (144,886)          (365,376)          (403,128)
  Interest Income                                  2,927                 --             18,749                 --
  Miscellaneous income (expense)                  (2,680)            24,345            (26,922)           101,089
                                            ------------       ------------       ------------       ------------

        Total expenses - net                    (117,623)          (120,541)          (373,549)          (302,039)
                                            ------------       ------------       ------------       ------------

(LOSS)/INCOME BEFORE INCOME TAXES             (1,154,135)          (457,292)        (4,162,188)           363,594

INCOME TAX (BENEFIT)/PROVISION                  (359,763)          (199,000)          (359,763)           153,000
                                            ------------       ------------       ------------       ------------

NET (LOSS)/INCOME                           $   (794,372)      $   (258,292)      $ (3,802,425)      $    210,594
                                            ============       ============       ============       ============
(Loss)/Income per common share
  Basic                                     $      (0.06)      $      (0.02)      $      (0.30)      $       0.02
                                            ============       ============       ============       ============
  Diluted                                   $      (0.06)      $      (0.02)      $      (0.30)      $       0.02
                                            ============       ============       ============       ============

See notes to consolidated financial statements.

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED DECEMBER 31, 2001 (Unaudited)
--------------------------------------------------------------------------------

                                      Preferred Stock        Common Stock       Additional     Retained
                                    -----------------     -------------------    Paid-In       Earnings/
                                    Shares     Amount     Shares       Amount    Capital       (Deficit)       Total
                                    ------     ------     ------       ------    -------       ---------       -----
BALANCE MARCH 31, 2001              250,000    $2,500   12,678,232    $63,391   $2,609,998   $  (575,800)   $ 2,100,089


  Net Income (Loss)                                                                           (3,802,425)    (3,802,425)

  Issuance of common shares stock                           72,000        360       26,640                       27,000
                                    -------    ------   ----------    -------   ----------   -----------    -----------

BALANCE DECEMBER 31, 2001           250,000    $2,500   12,750,232    $63,751   $2,636,638   $(4,378,225)   $(1,675,336)
                                    =======    ======   ==========    =======   ==========   ===========    ===========

See notes to  consolidated financial statements

PRODEO TECHNOLOGIES, INC AND SUBSIDIARIES (Formerly Sitek, Incorporated)

CONSOLIDATED STATEMENT OF CASH FLOWS
QUARTER ENDED DECEMBER 31, 2001 AND 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                       2001                2000
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                 $(3,802,425)        $   210,594
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Amortization of prepaid financing fees                                2,917                  --
   Depreciation and amortization                                       277,378             200,670
   Amortization of deferred gain on sale of assets                     (15,483)                 --
   Deferred taxes                                                           --             (10,000)
   Deferred rent expense                                                 8,022                  --
   Stock issued for services                                            27,000              37,125
   Changes in assets and liabilities:
     Restricted cash                                                 1,241,937             191,060
     Accounts receivable                                               865,787          (1,770,767)
     Income tax receivable                                             129,108                  --
     Inventory                                                         490,465             440,414
     Prepaid expenses and other assets                                  33,819                (701)
     Advances from related parties                                          --              (7,309)
     Accounts payable                                                  373,957             750,947
     Accrued expenses                                                  161,015            (541,418)
     Income tax payable                                                     --            (469,840)
     VAT payable                                                            --             (19,665)
     Other liabilities                                                      --              (7,024)
                                                                   -----------         -----------
        Net cash (used in) provided by operating activities           (206,503)           (995,914)
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvement and equipment                     (127,247)           (238,070)
  Proceeds from leasehold improvement reimbursement                     43,233                  --
                                                                   -----------         -----------
        Net cash used in investing activities                          (84,014)           (238,070)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                                      --           1,200,000
  Proceeds from other borrowings                                       209,805             176,989
  Repayments of other borrowings                                      (703,396)            (41,642)
  Issuance of common stock                                                  --              52,899
                                                                   -----------         -----------
        Net cash provided by (used in) financing activities           (493,591)          1,388,246
                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH                                       (784,108)            154,262
CASH, BEGINNING                                                        825,570             215,262
                                                                   -----------         -----------
CASH, END                                                          $    41,462         $   369,524
                                                                   ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                    $   172,627         $   133,767
                                                                   ===========         ===========

  Taxes paid                                                       $        --         $   632,840
                                                                   ===========         ===========

  Converted debt to stock                                          $        --         $    88,436
                                                                   ===========         ===========

  Financed purchase of fixed assets                                $    65,022         $   113,041
                                                                   ===========         ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-MONTH PERIODS ENDED DECEMBER 2001 AND 2000
--------------------------------------------------------------------------------

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

Accounting policies utilized in the preparation of the financial information herein presented are the same as set forth in Prodeo's annual financial statements except as modified for interim accounting policies that are within the guidelines set forth in Accounting Principles Board Opinion No. 28, INTERIM FINANCIAL REPORTING. The interim consolidated financial information is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly Prodeo's financial position as of December 31, 2001 and its results of operations and its cash flows for the three month periods ended December 31, 2001 and 2000 have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern depends upon its ability to generate sufficient cashflow to meet its obligations on a timely basis, obtain additional new financing, obtain refinancing of certain of its debt, and return to profitable operations.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and other Intangible Assets". SFAS 141 is effective immediately and SFAS 142 will be effective for the Company's fiscal year beginning April 1, 2002. The Company is currently evaluating the provisions of SFAS 141 and 142 and had not adopted such provisions in its December 31, 2001 financial statements.

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" which supercedes SFAS 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" and will be effective for the Company's fiscal year beginning April 1, 2002. The Company is currently evaluating the provisions of SFAS 144 and has not adopted such provisions in its December 31,2001 financial statements.

3. INVENTORIES

At December 31, 2001 and March 31, 2001, inventories consisted of the following:


                                                  December 31,        March 31,
                                                      2001              2001
                                                  -----------       -----------

Raw materials                                     $   937,179       $ 1,020,685

Work-in-progress                                      632,782           934,744
Pre-owned equipment held for resale                 1,530,934         1,635,931
                                                  -----------       -----------

Total                                               3,100,895         3,591,360
Less allowance for obsolete inventories              (256,317)         (256,317)
                                                  -----------       -----------

Inventories - net                                 $ 2,844,578       $ 3,335,043
                                                  ===========       ===========

4. EQUITY

During the three months ending December 31, 2001, no common shares were issued. The total common shares outstanding is 12,750,232 shares.

5. BASIC AND DILUTED EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of diluted and basic per share computations for income from continuing operations as required by SFAS No. 128, EARNINGS PER SHARE, for the three and nine months ended December 31, 2001 and 2000:

                                                         Three Months Ended                Nine Months Ended
                                                             December                          December
                                                   -----------------------------     -----------------------------
                                                       2001             2000             2001             2000
                                                   ------------     ------------     ------------     ------------
Net income (loss)                                  $   (794,372)    $   (258,292)    $ (3,802,425)    $    210,594

Stock issuance                                               --            1,573               --            5,474
                                                   ------------     ------------     ------------     ------------
Basic Earnings (Loss) Per Share -
  Income (Loss) available to common shareholders   $   (794,372)    $   (256,719)    $ (3,802,425)    $    216,068

Weighted average shares outstanding                  12,750,232       12,452,776       12,718,028       12,382,171

Effect of dilutive securities:
  Options                                                    --               --               --        1,175,000
  Warrants                                                   --               --               --               --
  Convertible preferred stock                                --               --               --          250,000
  Convertible debentures                                     --               --               --           60,000

Weighted average shares outstanding                  12,750,232       12,452,776       12,718,028       13,867,171

Basic Earnings (Loss) Per Share                    $      (0.06)    $      (0.02)    $      (0.30)    $       0.02
                                                   ============     ============     ============     ============

Diluted Earnings (Loss) Per Share                  $      (0.06)    $      (0.02)    $      (0.30)    $       0.02
                                                   ============     ============     ============     ============

Warrants to purchase approximately 20,000 of common stock at $6 per share and approximately 4,562 shares at $5 per share were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants, which expire in 2004, were still outstanding as of December 31, 2001. These shares were not included in the calculation of diluted earnings per share in the third quarter of fiscal 2002 due to the antidilutive effect they would have on earnings (loss) per share if converted.

In calculating earnings per share for the three and nine months ended December 31, 2001, the effect of 250,000 shares of common stock issuable upon the conversion of the Company's convertible preferred stock, and approximately 52,000 shares issuable upon conversion of the Company's 9.5 percent convertible debentures were not used for computing dilutive earnings per share because the results would be antidilutive.

6. DEBT

Following is a list of current debt obligations due during the quarter ending March 31, 2002:

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
         See Below          TLD Funding Group            $  207,181
         See Below          TLD Funding Group            $  554,453
         See Below          TLD Funding Group            $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Comerica Bank (formerly Imperial Bank) in the principal amount of $2,000,000. The loan originally bore interest at prime plus 4%, matured March 9, 2001, and is secured by substantially all assets of Prodeo. Prodeo could borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory.

At the request of Comerica, the Company entered into a Forbearance Agreement on December 21, 2001 since the Company was not in compliance with certain debt covenants. This agreement required the Company to make specific periodic payments sufficient enough to reduce the outstanding balance to $1,000,000 by December 31, 2001 with a final maturity on January 31, 2002. The Company is not in compliance with this agreement and the interest rate increased to prime plus 9%.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000, which was used to purchase all the outstanding shares of VSM Corporation. Payment was due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note included a financing fee of $70,000, which was amortized over the life of the loan. The current outstanding balance is $532,430. TLD Funding Group has not extended this note. This loan is unsecured.

In February 1999, Prodeo borrowed $207,181 from TLD Funding Group under a line of credit, which expired on February 28, 2001. The maturity date of the note was extended to August 31, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of December 31, 2001 at 1.5% per month. The line of credit is secured by certain Company property and leased equipment, and also is personally guaranteed by a Prodeo shareholder. TLD Funding Group has not extended the note.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At December 31, 2001, Prodeo owed approximately $554,453 under this line of credit. TLD Funding Group extended the note to August 31, 2001, but has not renewed an extension. This line of credit is unsecured.

7. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES - On April 9, 2000, the Company and Don Jackson, the Company's Chief Executive Officer, were named as defendants in a lawsuit filed in the state of Colorado: John Botdorf v. Sitek, Inc. et al., District Court and County of Denver, State of Colorado, Case No. OOCV195 1.and subsequently transferred to
U. S. District Court for the District of Arizona, Case No. CIV 00-1995-PHX-RCB. On October 19, 2001, an out - of - court settlement was reached that provides to John Botdorf, $35,000 paid over 18 months and 175,000 common stock shares to be held in trust by the Company for at least one year. The settlement agreement was executed on January 2, 2002.

EMPLOYMENT AGREEMENT - The Company entered into a five-year employment agreement dated June 7, 1999 with its Chief Executive Officer under which if he is terminated without cause, the Company is obligated to pay him his salary for the remaining term of the agreement, plus an additional three years' salary. The Company also has employment agreements with four other key personnel.

PREFERRED STOCK - On March 29, 2000, the Company and a corporate investor entered into a Series A Preferred Stock Purchase Agreement pursuant to which the Company issued 250,000 shares of its Series A Preferred Stock (the "Series A Preferred") to the corporate investor and the corporate investor paid the Company $1,500,000. The Series A Preferred is convertible to common stock at a certain exchange ratio, which is initially one - to - one, but which is subject to adjustment upon certain events. Under the Stock Purchase Agreement, the corporate investor was granted registration rights, rights of first refusal and co - sale, as well as Board observation rights. In addition to the equity investment, the Company entered into an agreement for the development of certain technology. The Preferred Stock Purchase Agreement provided for another possible $1,500,000 investment; however, in September 2001, the corporate investor notified the Company that it would not be making further investments. All cash received under the agreement has been reclassified as not restricted.

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

Financial information with respect to the reportable segments follows for three and nine months ended December 31, 2001 and December 31, 2000:

Three Months Ended                      Prodeo           Foundry           Product
December 31, 2001                         XS           Operations         Operations          TOTAL
-----------------                    -----------       -----------       -----------       -----------
Revenue from external customers      $    24,580       $   181,864       $   575,466       $   781,910
                                     ===========       ===========       ===========       ===========

Segment Operating Income/(Loss)      $   (79,209)      $  (235,817)      $  (721,486)      $(1,036,512)
Net Other (Expense)/Income           $    (1,528)      $   (21,252)      $   (94,843)      $  (117,623)
Loss before Income Taxes             $   (80,737)      $  (257,069)      $  (816,329)      $(1,154,135)
Depreciation & Amortization          $     2,441       $    21,139       $    76,452       $   100,032

Three Months Ended                      Prodeo           Foundry           Product
December 31, 2000                         XS           Operations         Operations          TOTAL
-----------------                    -----------       -----------       -----------       -----------
Revenue from external customers      $   341,059       $   117,428       $ 4,234,063       $ 4,692,550
                                     ===========       ===========       ===========       ===========

Segment Operating Income/(Loss)      $(1,106,669)      $  (162,319)      $   932,237       $  (336,751)
Net Other (Expense)/ Income          $   (76,913)      $    (5,471)      $   (38,157)      $  (120,541)
Income (Loss) before Income Taxes    $(1,183,582)      $  (167,790)      $   894,080       $  (457,292)
Depreciation & Amortization          $    45,465       $    14,501       $     8,826       $    68,792

Nine months Ended                       Prodeo           Foundry           Product
December 31, 2001                         XS           Operations         Operations          TOTAL
-----------------                    -----------       -----------       -----------       -----------
Revenue from external customers      $   245,580       $   390,257       $ 3,003,176       $ 3,639,013
                                     ===========       ===========       ===========       ===========

Segment Operating Income /(Loss)     $  (156,524)      $(1,004,113)      $(2,628,002)      $(3,788,639)
Net Other (Expense)/Income           $    (5,898)      $   (72,262)      $  (295,389)      $  (373,549)
Income (Loss) before Income Taxes    $  (162,422)      $(1,076,375)      $(2,923,391)      $(4,162,188)
Depreciation & Amortization          $     6,432       $    54,250       $   216,696       $   277,378

Nine months Ended                       Prodeo           Foundry           Product
December 31, 2000                         XS           Operations         Operations          TOTAL
-----------------                    -----------       -----------       -----------       -----------
Revenue from external customers      $  4,806,559      $    921,943      $  8,165,006      $ 13,893,508
                                     ============      ============      ============      ============

Segment Operating Income/(Loss)      $ (1,079,821)     $   (218,781)     $  1,964,235      $    665,633
Net Other (Expense)/Income           $   (254,723)     $      3,770      $    (51,086)     $   (302,039)
Income (Loss) before Income Taxes    $ (1,334,543)     $   (215,011)     $  1,913,148      $    363,594
Depreciation & Amortization          $    137,624      $     39,641      $     23,405      $    200,670

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES. Net sales were $781,910 for the three months ended December 31, 2001 compared to $4,692,550 in the same period in 2000, a decline of 83.3%. For the nine months ended December 31, 2001, net sales were $3,639,013 compared to $13,893,508 for the same period in 2000, a decline of 66.2%.

The decline is due to lower revenues from sales of pre-owned semiconductor capital equipment, which were $245,580 in the nine months ended December 31, 2001 compared to $4,806,559 in the same period of 2000, and from lower revenues from Product Operations sales, which were $3,003,176 in the nine months ended December 31, 2001 compared to $8,165,006 in the same period of 2000.

Product Operations sales for the three months ended December 31, 2001, were down 86.4% to $575,466 compared to $4,234,063 for the same period in 2000. Pre-owned equipment (Prodeo XS) sales for the three months ended December 31, 2001 were down 93% to $24,580 compared to $341,059 for the same period in 2000. Product Operations sales represent 73.6% of total net sales in the fiscal quarter ended December 31, 2001, with sales of pre-owned equipment being 3.1%. During this same period in 2000, Product Operations sales were 90% of total net sales and Prodeo XS was 7.2%.

During the fiscal quarter ended December 31, 2001, Foundry Operations continued in its development of sales and a customer base. Foundry Operations had revenues of $181,864 during the current fiscal quarter compared to $117,428 in the same period of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Prodeo incurred $1,068,980 in selling, general and administrative expenses in the fiscal quarter ending December 31, 2001 compared to $1,295,546 for the same period in 2000. For the nine months ended December 31, 2001, selling, general and administrative expenses were $4,271,681compared to $4,306,352 for the same period in 2000. The majority of the selling, general and administrative expenses are related to marketing and advertising and general business activities.

RESEARCH AND DEVELOPMENT. Research, development and engineering expenses were $244,676 for the three months ended December 31, 2001 compared to $405,245 for the same period in 2000. For nine months ended December 31, 2001, research, development and engineering expenses were $1,115,748 compared to $1,515,365 for the same period in 2000.

NET LOSS. Net Loss for the fiscal quarter ending December 31, 2001 was $794,372 compared to a net loss of $258,292 for the fiscal quarter ending December 31, 2000. For the nine months ended December 31, 2001, the net loss was $3,802,425 compared to a net income of $210,594. The net loss resulted from lower sales in Product Operations and Prodeo XS caused by the general slowdown in the semiconductor sector.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 Prodeo had total cash of $41,462 available for general use. Prodeo will require additional capital in the immediate future and during the next twelve months to meet its needs, including repayment of debt obligations (described below), product development and general working capital requirements.

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

Management is developing a contingency plan to allow Prodeo to sustain itself while seeking refinancing and additional funding. The success of such a plan depends upon: (i) Product Operations increasing its market position and increasing revenues; (ii) Foundry Operations increasing revenues and adding new customers; (iii) Prodeo XS significantly increasing revenues from its sales of pre-owned equipment inventories; (iv) collecting receivables timely; and (v) new products introduced in fiscals 2000 and 2001 achieving acceptance and revenues. If this contingency plan is not successful, the Company will need to substantially reduce and/or temporarily shutdown operations, until funding is available or significant sales are completed. Under these circumstances, the Company would be forced to stop development activities and reduce its production of semiconductor equipment, all of which could have a materially adverse effect on the Company.

Following is a list of current debt obligations due during the quarter:

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
         See Below         TLD Funding Group            $  207,181
         See Below         TLD Funding Group            $  554,453
         See Below         TLD Funding Group            $  532,430

On January 10, 2000, Prodeo entered into a revolving line of credit agreement with Comerica Bank (formerly Imperial Bank) in the principal amount of $2,000,000. The loan originally bore interest at prime plus 4%, matured March 9, 2001, and is secured by substantially all assets of Prodeo. Prodeo could borrow the lesser of $2,000,000 or a percentage of the borrowing base, which consists of eligible accounts receivable and eligible inventory.

At the request of Comerica, the Company entered into a Forbearance Agreement on December 21, 2001 since the Company was not in compliance with certain debt covenants. This agreement required the Company to make specific periodic payments sufficient enough to reduce the outstanding balance to $1,000,000 by December 31, 2001 with a final maturity on January 31, 2002. The Company is not in compliance with this agreement and the interest rate increased to prime plus 9%.

In April 1999, Prodeo entered into a loan agreement with TLD Funding Group to borrow $1,000,000, which was used to purchase all the outstanding shares of VSM. Payment is due on April 28, 2001. Interest is charged at 1% per month for the initial 90 days and 2% per month thereafter. The note includes a financing fee of $70,000, which was amortized over the life of the loan. The current outstanding balance is $532,430. TLD Funding Group has not extended this note. This loan is unsecured.

In February 1999, Prodeo borrowed $207,000 from TLD Funding Group under a line of credit, which has expired on February 28, 2001. The maturity date of the note was extended August 31, 2001, as mutually agreed, to permit additional time for completion of re-financing. Interest is due monthly on the unpaid balance of $207,181 as of December 31, 2001 at 1.5%. This line of credit is secured by certain Company property and leased equipment, and also is personally guaranteed by a Prodeo executive. TLD Funding Group has not extended this note.

Prodeo also has available a line of credit with TLD Funding Group for amounts up to $1 million to be utilized to purchase equipment for resale. The line bears interest on each advance at 1% of the advance amount for the initial 90 days and 2% per month thereafter. An initial financing fee of $20,000 was paid at the origination of the agreement. Prodeo also must pay a financing fee of 5% at the time of each advance under the line. At December 31, 2001, Prodeo owed approximately $554,453 under this line of credit. TLD Funding Group has extended this note to August 31, 2001 but has not renewed an extension. This line of credit is unsecured.

Prodeo issued convertible debentures of $182,500 at 9.5% interest that are convertible into common stock at any time after one year from purchase through their maturity date of June 7, 2001. The debentures bear interest annually and may be paid in restricted common stock. If paid in common stock, the debentures are convertible into common stock at 90% of the average of the five day closing bid prices, as reported by Bloomberg, LP for the five consecutive trading days immediately preceding the date of conversion, but in no event at a price lower than $3.50 per share or higher than $5.00 per share. The debentures are subject to a mandatory conversion feature on June 7, 2002, at which time all debentures outstanding will be converted to shares of common stock.

Other notes payable for $268,090 includes debt obligations for insurance and transportation equipment a total of six separate capital leases. These leases have a term of five years and represent purchases of manufacturing equipment, computer equipment and related software.

Certain statements in this report constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied in such forward looking statements. Such risks for Prodeo include, but are no limited to obtaining near term and long term funding, the duration of the current semiconductor market downturn, achieving expected sales revenue levels, delays in research and development, customers' reactions to the Company's new proprietary equipment and other such uncertainties. Some of these and other uncertainties and risk factors are discussed in greater detail in the Company's Form 10-K for the fiscal year ending March 31, 2001 filed with the Securities and Exchange Commission and available from the Company upon request.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is subject to certain risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company's credit standing.

INTEREST RATE RISK

The Company utilizes bank borrowings and borrowings from other sources to finance the working capital and capital requirements of the business. As of December 31, 2001, the Company had outstanding Convertible Debentures of $182,500 with a fixed interest rate of 9.5% and due in fiscal 2003. Additionally, the Company utilizes a revolving line of credit to support working capital needs. The Company repaid $599,241of the borrowings during the nine months ended December 31, 2001, and borrowed $1,200,000 during the nine months ended December 31, 2000. Borrowing under the line of credit bear interest at the bank's prime rate plus 9%.

The Company had borrowings outstanding under an equipment line of credit of $207,181 as of December 31, 2001 at an effective rate of approximately 18%. Additionally, the Company had outstanding borrowings under another equipment line of credit with the same lender of $554,453 as of third fiscal quarter 2002 and 2001, respectively, at an effective annual interest rate of approximately 24%. Finally, the Company had an outstanding balance under an acquisition loan with the same private lender of $532,430 for the third fiscal quarter 2002 and 2001, respectively at an effective annual interest rate of approximately 24%.

For the current quarter, the Company's effective overall interest rate is 19.43% compared to 17.22% for same period ending December 31, 2000.

FOREIGN CURRENCY RISK

The Company incurs on-going expenses in foreign countries in which the Company pays in the local currency. However, these expenses accounted for less than 1% of net sales in the quarter ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 9, 2001, Prodeo was named as a defendant in a lawsuit filed in the Arizona State Court. The lawsuit involves one plaintiff; Cathy Lynn Colvin. Vs. Prodeo Technologies, Inc. et al., Superior Court for the State of Arizona, County of Maricopa, Case No. CV 2001-092319. Ms Colvin, a former employee of Prodeo, claims she was wrongfully terminated. Ms. Colvin also alleges breach of contract and statutory violations for failure to timely pay accrued commissions. Prodeo had paid its estimate of the disputed commission amount due. Prodeo has filed its answer to the complaint, and plans to defend itself vigorously. Ms Colvin is seeking damages on her disputed commissions and other damages in an amount to be proven at trial.

ITEM 2. OTHER INFORMATION

As reported in a January 11, 2002 Company press release, David Bays, the Company's Chief Financial Officer (CFO), resigned to pursue his own venture funding business. The Company reported that the CFO responsibilities would be split between Controller Judy August and CEO Don Jackson.

ITEM 3: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K in the quarter covered by this 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prodeo Technologies, Inc.
    (Registrant)

Date: February 13, 2002             By: /s/ Dr. Don M. Jackson
                                        ------------------------------------
                                        Dr. Don M. Jackson
                                        Chairman and Chief Executive Officer


Date: February 13, 2002             By: /s/ Kevin Jackson
                                        ------------------------------------
                                        Kevin Jackson
                                        President and Chief Operating Officer